Form 10QSB
period 2005-12-31
SuperDirectories Inc.
filed 2006-03-14
CIK 1338624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

x Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2005.

¨ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period _____________ to _____________

Commission File Number 0-51533

SuperDirectories, Inc.
(Exact name of small Business Issuer as specified in its charter)

Delaware	14-1817301
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

5337 Route 734
Merrill, NY	12955
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	(518) 425-0320

N/A
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to
file such reports), and (2) has been subject to such filing requirements for the past 90 days      x Yes ¨ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ¨ Yes      x No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 159,356,662

Transitional Small Business Disclosure Format (Check one):      ¨ Yes      x No

Superdirectories, Inc.

Contents	Page

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Item 1 Financial Statements

SuperDirectories, Inc.
(A Development Stage Company)
Balance Sheet

ASSETS

December 31, 2005 (UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents	$434,211
Prepaid Taxes	2,736

TOTAL CURRENT ASSETS	$436,947

PROPERTY AND EQUIPMENT	232,249
Website development costs	47,641
Office equipment	(27,151)
Less accumulated depreciation

TOTAL PROPERTY AND EQUIPMENT	252,739

TRADE NAME, NET	2,409

TOTAL ASSETS	$692,095

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$—
Accrued expenses	6,785
Due to stockholder	4,484
TOTAL CURRENT LIABILITIES	11,269
TOTAL LIABILITIES	11,269

STOCKHOLDERS’ EQUITY

Capital stock, par value $.01 per share, 200,000,000 shares authorized.
159,356,662 shares issued and outstanding	1,593,567
Additional paid in capital	2,439,255
Accumulated loss during the developmental stage	(3,351,996)
TOTAL STOCKHOLDERS’ EQUITY	680,826

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$692,095

The accompanying notes are an integral part of these financial statements.                             1

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Operations

	3 Months Ended		November 15,
	December 31,		1999 (Inception)
	2004	2005	to Dec. 31, 2005

	(Unaudited)
REVENUES
Operating income	$—	$—	$—

TOTAL OPERATING INCOME	—	—	—

EXPENSES
Consultants	30,000	1,758	2,581,128
Legal and accounting	27,614	12,409	259,396
Product development costs	9,508	10,508	121,357
Rental expense	5,000	16,302	242,477
Travel expense	2,429	4,511	38,255
Automobile expense	924	466	20,587
Depreciation	1,369	1,852	27,151
Start—Up Costs	—	—	17,500
Other taxes	—	—	14,648
Telephone	431	407	12,197
Office supplies	167	151	19,030
Amortization	54	54	849
Miscellaneous	—	—	888
Bank fees	7	2	552
Penalties	—	—	561
Advertising	—	—	158
Repair and maintenance	—	—	107
Insurance	—	—	3,423
Training	—	—	599
Web consulting	—	—	5,231

TOTAL EXPENSES	77,503	48,420	3,366,094

OTHER INCOME	(77,158)
Other Income	—	—	125
Interest income	345	379	13,973

TOTAL OTHER INCOME	345	379	14,098

INCOME (LOSS) BEFORE INCOME TAXES		(48,041)	(3,351,996)

(PROVISION) BENEFIT FOR INCOME TAXES	—	—	—

NET LOSS	$(77,158)	(48,041)	$(3,351,996)

EARNINGS(LOSS) PER COMMON SHARE
BASIC	(0.00)	(0.00)

EARNINGS(LOSS) PER COMMON SHARE
DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING — BASIC	152,807,253	159,356,662

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING — DILUTED	152,807,253	159,356,662

The accompanying notes are an integral part of these financial statements.                                                                                2

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity

			Additional Paid-In	Durng the	Total Stockholders'
	Shares	Amount	Capital	Development Stage	Equity

COMMON STOCK

Balance at September 30, 1999	-	-	-	-	$-
Issuance of common stock	140,500,000	1,405,000	(1,000,000)	-	405,000
Net loss	-	-	-	(128,347)	(128,347)

Balance at September 30, 2000	140,500,000	1,405,000	(1,000,000)	(128,347)	276,653
Issuance of common stock	46,500	465	46,035	-	46,500
Net loss	-	-	-	(109,493)	(109,493)

Balance at September 30, 2001	140,546,500	1,405,465	(953,965)	(237,840)	213,660
Issuance of common stock	3,228,299	32,283	132,932	-	165,215
Net loss	-	-	-	(121,664)	(121,664)

Balance at September 30, 2002	143,774,799	1,437,748	(821,033)	(359,504)	257,211
Issuance of common stock	507,408	5,074	20,296	-	25,370
Net loss	-	-	-	(51,503)	(51,503)

Balance at September 30, 2003	144,282,207	1,442,822	(800,737)	(411,007)	231,078
Issuance of common stock	7,934,119	79,341	271,361	-	350,702
Net loss	-	-	-	(109,209)	(109,209)

Balance at September 30, 2004	152,216,326	1,522,163	(529,376)	(520,216)	472,571
Issuance of common stock	7,140,336	71,404	1,721,411	-	1,792,815
Stock Based Compensation Expensed			1,247,220	-	1,247,220
(Options valued at $.492 per share)
Net loss	-	-	-	(2,783,739)	(2,783,739)

Balance at September 30, 2005	159,356,662	1,593,567	2,439,255	(3,303,955)	728,867
Issuance of common stock	-	-	-	-	-
Net loss (unaudited)	-	-	-	(48,041)	(48,041)

Balance at December 31, 2005	159,356,662	1,593,567	2,439,255	(3,351,996)	$680,826

The accompanying notes are an integral part of these financial statements.

                                                                                                                                                                        3

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Three Months Ended		November 15,
	December 31,		1999
			(Inception) to
	2004	2005	Dec. 31, 2005

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(77,158)	$(48,041)	$(3,351,996)
Adjustments to reconcile net loss to net cash used
by operating activities:
Noncash Stock Compensation Expense	-	-	2,489,370
Depreciation	1,369	1,852	27,152
Amortization	54	54	849
(Increase) decrease in assets:
Due from Stockholder	-	6,745	-
Prepaid taxes	(987)	-	(2,736)
Increase (decrease) in liabilities:
Accounts payable	(1,316)	(2,320)	-
Accrued expenses	(4,435)	(36,190)	6,784

NET CASH USED BY OPERATING ACTIVITIES	(82,473)	(77,900)	(830,577)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(8,112)	(279,890)
Trade name	-	-	(3,258)

NET CASH USED IN INVESTING ACTIVITIES	-	(8,112)	(283,148)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	123,105	-	1,543,452
Borrowings from stockholder	-	4,484	4,484

NET CASH PROVIDED BY FINANCING
ACTIVITIES	123,105	4,484	1,547,936

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	40,632	(81,528)	434,211

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	244,608	515,739	-

CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$285,240	$434,211	$434,211

SUPPLEMENTAL DISCLOSURES:
NONCASH INVESTING AND FINANCING ACTIVITIES
Stock Options Exercised	$-	$-	$1,247,220

The accompanying notes are an integral part of these financial statements.                                                                                                   4

SuperDirectories, Inc. Notes to Financial Statements

Note 1 – Basis of Presentation:

The accompanying unaudited consolidated financial statements of SuperDirectories, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Report on Form 10-SB for the year ended September 30, 2005.

Note 2 – Summary of significant accounting policies:

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

General

SuperDirectories, Inc. is a corporation organized under the State of Delaware General Corporation Law. The Corporation was created on November 15, 1999 under the name LukeSmart, Inc. and was renamed SuperDirectories, Inc. on July 9, 2002. SuperDirectories, Inc. is a corporation that is currently developing a Search Engine for Internet use.

Accounting Method Applied

The accrual method is used for both financial reporting and income tax purposes.

Cash and Cash Equivalents

For the purpose of the balance sheet and statements of cash flows, the organization considers all unrestricted highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost when purchased. Depreciation of property and equipment is computed using straight line methods based on the estimated useful lives of the assets, which range from 3 to 5 years. Upon retirement or disposal of an asset, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income. Depreciation expense was $1,852 and $1,369 for the three months ended December 31, 2005 and 2004, respectively.

Website Development Costs

In accordance with EITF 00-2 and SOP 98-1, the Company has capitalized certain website development costs. No website development costs were capitalized during the three months ended December 31, 2005 or 2004. Capitalized website development costs are included in property and equipment and will be amortized over a period of three years once the website is ready for its intended use.

SuperDirectories, Inc.
Notes to Financial Statements

Note 2 – Summary of significant accounting policies (continued):

Intangible Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Accounting for Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS No. 142 effective January 1, 2002.

Trade Name

Trade name is carried at cost less accumulated amortization. Intangible assets are generally amortized on a straight-line basis over the economic lives of the respective assets, generally two to fifteen years. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. The Company recorded amortization expense of $54 for the three months ended December 31, 2005 and 2004.

Income taxes

Income taxes are recorded in accordance with Statement on Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires an asset and liability approach for accounting for income taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes relating primarily to differences between the financial and tax basis of the balance sheet elements. The deferred tax assets represent the future return consequences of differences, which will be deductible when the assets or liabilities are recovered or settled. Conversely, a deferred tax liability is required when the basis differences will yield a future taxable amount when the asset or liability is settled.

Product Development Costs

Product development costs consist primarily of subcontractor payments and related expenses incurred for enhancements to and maintenance of the Company's network, classification and organization of listings, research and development costs, amortization of capitalized Website development costs, and other operating costs.

Earnings per Share of Common Stock

Earnings per share are computed by dividing net income by weighted average common shares outstanding for the period. Basic earnings per share are computed using an unadjusted weighted average number of shares of common stock. Diluted earnings per share are compiled using the weighted average number of shares of common stock, plus an adjustment for the dilutive effect of unexercised in-the-money stock options.

SuperDirectories, Inc.
Notes to Financial Statements

Note 2 – Summary of significant accounting policies (continued):

Earnings per Share of Common Stock (continued)

A reconciliation between basic and diluted weighted average common shares outstanding for the three months ended December 31, follows:

	2005	2004

Basic weighted average shares outstanding	159,356,662	152,807,253

Stock Option Shares	-	-

Diluted weighted-average shares outstanding	159,356,662	152,807,253

At December 31, 2005, options on 2,535,000 shares of common stock were not included in computing diluted EPS because their effects were anti-dilutive.

Stock Options

The Company applies SFAS 123(R), "Share-Based Payment," as amended, in accounting for stock options issued to employees and non-employees. This statement requires the Company to measure the cost of employee or non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee or non-employee is required to provide service in exchange for the award.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R. "Share-Based Payment," which requires companies to recognize in the statements of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by proforma disclosures is no longer permissible. This new statement is effective for public entities in periods beginning after June 15, 2005. This effects only the current year financial statements.

Item 2. Management's discussion and Analysis or Plan of Operation

The following discussion of our plan of operation for the next 12 months should be read in conjunction with our financial statements, any notes related thereto, and the other financial data included elsewhere in this report.

Overview

SuperDirectories, Inc., a Delaware corporation, was formed in October 1999 under the name LukeSmart, Inc. In July 2002, we changed our name to SuperDirectories, Inc.

We are a development stage company whose activities to date have been limited to organization of the company, raising capital through the sale of our common stock in private transactions, development of our SuperDirectories database and website, and filing of this registration statement. Since our inception, we have engaged in the development of what we believe will become the leading "human-edited" directory on the Internet.

During the period from inception through December 31, 2005, we have incurred development costs of $121,357 and an operating expense of $1,764,487 with no operating income. During the 12 months ending on September 30, 2006 (our fiscal year), we anticipate costs of $1,520,000 which include $60,000 for research and development, (including website development), $730,000 for operations, $600,000 for personnel and $130,000 for office furniture, fixtures, personal computers and telephone systems. To date, we have been able to pay all costs through the sale or exchange of common stock. For further expenses, we will have to rely on the balance of the proceeds from prior sales of stock ($434,211), our cash in hand, borrowings and future sales of stocks (including investments by our principal shareholder and CEO). We do not anticipate revenues from operations prior to September 30, 2006. We cannot be certain of raising necessary funds through loans or security sales. If we are unable to do so, and our principal shareholder and CEO is unable or unwilling to invest the necessary funds, we may have to curtail operations. Our present cash will sustain operations for 12 months.

We do not anticipate any purchase or sale of plant and significant equipment in the 12 months ending September 30, 2006. However, we do anticipate the following:

1	.	Relocation of our offices to Plattsburg, New York.

2	.	Hiring of 16-20 new employees (including Internet editors) as we commence business operation.

3	.	Commercialization of our directory and search systems. This includes paid placement and paid inclusion listings.

4.	Providing related services such as research and booking tools and comparison shopping tools.

We do not expect any of these to produce revenues prior to September 30, 2006.

We currently have three servers in operation – two in Watertown, New York at facilities operated by Westelcom and one installed at facilities operated by MCI in Montreal, Quebec. By the end of the current fiscal year, we will install a fourth server in Plattsburg, New York. It is our plan to have all these facilities in operation and producing revenues in the first quarter of fiscal year 2007.

We are expanding the number of URLs at a rate of approximately 1,000 a day and the number of categories into which we classify URLs at a rate of approximately 700 a day. We also plan to increase the number of Internet editors and leverage their efforts to reach our goal of 20 million websites. By developing a substantial Internet user base we would be able to offer advertisers the opportunity to reach internet users on a broad scale and to target audiences more effectively.

We intend to introduce a fixed "price per click" (as opposed to the highest bid strategy employed by all known competitors) which we expect to yield a following dedicated to true content matching rather than a ranking based on price. This plan will be modified to offer discounts to sites producing the highest click ratings. We believe this strategy is not yet in wide use and will require a series of modifications to test and prove the concept.

Paid inclusion on listing will provide relevant search traffic with the submission of only a URL, title and description. Each click to a paid inclusion listing will be billed on a simple pre-set "cost per click". Paid inclusion listing will be boosted into the sponsored search section of the search, results page when space is available. In addition, we will consider alternative revenue generating opportunities such as providing research and booking search tools for certain on line service providers such as hotels, airlines, car rental and vacation packages as well as comparison shopping tools for users to find, research, compare and purchase products on line. We publish our data in a proprietary and unique set of categories in specific taxonomy, which currently has over 922,000 searchable categories. We expect to develop technology for incorporating maximum "cost per click" and click through rate in the placement of listings in search results, updated throughout the day.

Item 3. Controls and Procedures

The Chief Executive Officer and Principal Financial Officer have concluded that the disclosure controls and procedures as of the end of the interim period reported on are satisfactory and effective. They certify there were no significant changes in internal controls or other factors subsequent to the date of evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings – Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Incorporated by reference to registrants' Form 10-SB, Part II, Amendment No. 1, filed on February 28, 2006, Commission File No. 0-51533.

Item 3. Defaults Upon Senior Securities – Not applicable

Item 4. Submissions of Matters to Shareholders – Not applicable

Item 5. Other Information

The issuer has filed a Registration Statement on Form 10-SB which became effective on November 21, 2005. Amendment No. 1 to the Form 10-SB was filed on February 28, 2006.

Item 6. Exhibits and Reports on Form 8-K

Part I Exhibits

Number	Title	Page

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of principal Accounting Officer
32	Section 1350 certification

Part II Exhibits

Number			Title	Page

3	(i)	Articles of Incorporation		*
3	(ii)	By-laws		*

* Exhibits 3.1(a) and 3.1(b), respectively, to registrant's registration statement on Form 10-SB filed on September 20, 2005, Commission File No. 0-51533 and incorporated by reference herein

              There were no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SuperDirectories, Inc.

Date:	March 10, 2006	By:	/s/ Luke Lalonde
Luke Lalonde, President and Chief
Executive Officer