Form 10QSB
period 2006-03-31
SuperDirectories Inc.
filed 2006-05-22
CIK 1338624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2006

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from _________________ to _________________
            Commission File number 0-51533

Exact name of small business issuer as specified in its charter:   SuperDirectories, Inc.

State or other jurisdiction of incorporation or organization:   Delaware

IRS Employer Identification No.:   14-1817301

Address of principal executive offices:   5337 Route 734, Merrill, NY 12955

Issuer’s telephone number:   518-425-0320

Former name, former address and former fiscal year, if change since last report:   N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No   ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)
of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of
the latest practicable date:                                            164,325,262

Transitional Small Business Disclosure Format (Check one): Yes  ☐  No   ☒

SuperDirectories, Inc.
Index to Financial Statements

SuperDirectories, Inc. Index to Financial Statements

Contents

Financial Statements
Balance Sheet	2
Statements of Operations	3
Statements of Stockholders' Equity	4
Statements of Cash Flows	5
Notes to Financial Statements	6 – 9

SuperDirectories, Inc.
(A Development Stage Company)
Balance Sheet

         ASSETS

CURRENT ASSETS

March 31, 2006
(UNAUDITED)

Cash and cash equivalents	$307,838
Due from stockholder	—
Prepaid Taxes	3,556

TOTAL CURRENT ASSETS	311,394

PROPERTY AND EQUIPMENT
Website Development Costs	241,143
Office equipment	47,642
Less accumulated depreciation	(28,968)

TOTAL PROPERTY AND EQUIPMENT	259,817

TRADE NAME, NET	2,355

TOTAL ASSETS	$573,566

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable	$—
Accrued expenses	—
Due to Stockholder	748

TOTAL CURRENT LIABILITIES	748

TOTAL LIABILITIES	748

STOCKHOLDERS' EQUITY
STOCKHOLDERS' EQUITY
Capital stock, par value $.01 per share, 200,000,000 shares
authorized. 164,325,262 shares issued and outstanding	1,643,253
Additional paid in capital	3,636,789
Accumulated loss during the developmental stage	(4,707,224)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 573,566

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$307,838
Due from stockholder	—
Prepaid Taxes	3,556

TOTAL CURRENT ASSETS	311,394

PROPERTY AND EQUIPMENT
Website Development Costs	241,143
Office equipment	47,642
Less accumulated depreciation	(28,968

TOTAL PROPERTY AND EQUIPMENT	259,817

TRADE NAME, NET	2,355

TOTAL ASSETS	$573,566

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$—
Accrued expenses	—
Due to Stockholder	748

TOTAL CURRENT LIABILITIES	748

TOTAL LIABILITIES	748

STOCKHOLDERS' EQUITY
STOCKHOLDERS' EQUITY
Capital stock, par value $.01 per share, 200,000,000 shares
authorized. 164,325,262 shares issued and outstanding	1,643,253
Additional paid in capital	3,636,789
Accumulated loss during the developmental stage	(4,707,224

TOTAL STOCKHOLDERS' EQUITY	572,818

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$573,566

The accompanying notes are an integral part of these financial statements.

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Operations

	Three Months Ended March 31		Six Months Ended March 31		November 15, 1999 (Inception) to March 31, 2006

REVENUES	2005	2006	2005	2006	2006

Operating income	$—	$—	$—	$—	$—

TOTAL OPERATING INCOME	$—	$—	$—	$—	$—

EXPENSES
Consultants	30,000	1,247,220	60,000	1,248,978	3,828,348
Legal and accounting	13,657	75,660	41,271	88,069	339,277
Product development costs	2,357	16,809	11,865	27,317	138,166
Rental expense	—	9,000	5,000	25,302	251,477
Travel expense	975	2,427	3,404	6,938	36,461
Automobile expense	1,279	1,765	2,203	2,231	22,352
Depreciation	1,369	1,817	2,738	3,669	28,968
Start-Up Costs	—	—	—	—	17,500
Other taxes	—	(320)	—	(320)	14,328
Telephone	498	636	929	1,043	12,833
Office supplies	788	155	955	306	19,185
Amortization	55	55	109	109	904
Miscellaneous	—	—	—	—	888
Bank fees	8	5	15	7	557
Penalties	—	—	—	—	561
Advertising	—	—	—	—	158
Repair and maintenance	—	—	—	—	107
Insurance	—	—	—	—	3,423
Training	—	—	—	—	599
Web consulting	—	—	—	—	5,231

TOTAL EXPENSES	50,986	1,355,229	128,489	1,403,649	4,721,323

OTHER INCOME
Other Income	—	—	—	—	125
Interest income	478	1	823	380	13,974

TOTAL OTHER INCOME	478	1	823	380	14,099

INCOME (LOSS) BEFORE INCOME TAXES	(50,508)	(1,355,228)	(127,666)	(1,403,269)	(4,707,224)

(PROVISION) BENEFIT FOR INCOME TAXES	—	—	—	—	—

NET LOSS	$(50,508)	$(1,355,228)	$(127,666)	$(1,403,269)	$(4,707,224)

Earnings (loss) per common share - basic	0.00	0.00	0.00	0.00
Earnings (loss) per common share - diluted	0.00	0.00	0.00	0.00
Weighted average common shares outstanding - basic	153,595,930	159,356,662	153,201,592	159,438,562
Weighted average common shares outstanding - diluted	153,595,930	159,356,662	153,201,592	159,438,562

The accompanying notes are an integral part of these financial statements.

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity

				Deficit
				Accumlated Durng
			Additional Paid-	the Development	Total Stockholders'
	Shares	Amount	In Capital	Stage	Equity

	COMMON STOCK

Balance at September 30, 1999	—	—	—	—	$—
Issuance of common stock	140,500,000	1,405,000	(1,000,000)	—	405,000
Net loss	—	—	—	(128,347)	(128,347)

Balance at September 30, 2000	140,500,000	1,405,000	(1,000,000)	(128,347)	276,653
Issuance of common stock	46,500	465	46,035	—	46,500
Net loss	—	—	—	(109,493)	(109,493)

Balance at September 30, 2001	140,546,500	1,405,465	(953,965)	(237,840)	213,660
Issuance of common stock	3,228,299	32,283	132,932	—	165,215
Net loss	—	—	—	(121,664)	(121,664)

Balance at September 30, 2002	143,774,799	1,437,748	(821,033)	(359,504)	257,211
Issuance of common stock	507,408	5,074	20,296	—	25,370
Net loss	—	—	—	(51,503)	(51,503)

Balance at September 30, 2003	144,282,207	1,442,822	(800,737)	(411,007)	231,078
Issuance of common stock	7,934,119	79,341	271,361	—	350,702
Net loss	—	—	—	(109,209)	(109,209)

Balance at September 30, 2004	152,216,326	1,522,163	(529,376)	(520,216)	472,571
Issuance of common stock	7,140,336	71,404	1,721,411	—	1,792,815
Stock Based Compensation Expensed	—	—	1,247,220	—	1,247,220
(Options valued at $.492 per share)
Net loss	—	—	—	(2,783,739)	(2,783,739)

Balance at September 30, 2005	159,356,662	1,593,567	2,439,255	(3,303,955)	$728,867
(unaudited)
Issuance of common stock	4,968,600	49,686	1,197,534	—	1,247,220
Net Loss	—	—	—	(1,403,269)	(1,403,269)

Balance at March 31, 2006	164,325,262	1,643,253	3,636,789	(4,707,224)	$572,818

The accompanying notes are an integral part of these financial statements.

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Cash Flows

			November15,
			1999
	Six Months Ended		(Inception) to
	March 31		March 31,

	2005	2006	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(127,666)	$(1,403,268)	$(4,707,224)
Adjustments to reconcile net loss to net cash used
by operating activities:
Noncash Stock Compensation Expense	—	1,247,220	3,736,590
Depreciation	2,738	3,669	28,968
Amortization	109	109	904
(Increase) decrease in assets:
Due from Stockholder	(1,236)	6,745	—
Prepaid taxes	(2,246)	(820)	(3,556)
Increase (decrease) in liabilities:
Accounts payable	(1,315)	(2,321)	—
Accrued expenses	(8,935)	(42,974)	—
Franchise tax payable	(85)	—	—

NET CASH USED BY OPERATING ACTIVITIES	(138,636)	(191,640)	(944,318)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(2,460)	(17,008)	(288,787)
Trademarks	-	-	(3,257)

NET CASH USED IN INVESTING ACTIVITIES	(2,460)	(17,008)	(292,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	235,480	—	1,543,452
Borrowings from Stockholder	—	748	748

NET CASH PROVIDED BY FINANCING
ACTIVITIES	235,480	748	1,544,200

NET INCREASE IN CASH AND
CASH EQUIVALENTS	94,384	(207,900)	307,838

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	244,608	515,739	—

CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$338,992	$307,839	$307,838

SUPPLEMENTAL DISCLOSURES:

Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Stock Options Exercised		$2,494,440	$3,736,590

The accompanying notes are an integral part of these financial statements.

SuperDirectories, Inc. Notes
to Financial Statements

Note 1 – Basis of Presentation:

The accompanying unaudited financial statements of SuperDirectories, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the six-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Report on Form 10-SB for the year ended September 30, 2005.

Note 2 – Summary of significant accounting policies:

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

General

SuperDirectories, Inc. is a corporation organized under the State of Delaware General Corporation Law. The Corporation was created on November 15, 1999 under the name LukeSmart, Inc. and was renamed SuperDirectories, Inc. on July 9, 2002. SuperDirectories, Inc. is a corporation that is currently developing a Searchable Directory for Internet use.

Accounting Method Applied

The accrual method is used for both financial reporting and income tax purposes.

Cash and Cash Equivalents

For the purpose of the balance sheet and statements of cash flows, the organization considers all unrestricted highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost when purchased. Depreciation of property and equipment is computed using straight line methods based on the estimated useful lives of the assets, which range from 3 to 5 years. Upon retirement or disposal of an asset, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income. Depreciation expense was $3,669 and $2,738 for the six months ended March 31, 2006 and 2005, respectively.

Website Development Costs

In accordance with EITF 00-2 and SOP 98-1, the Company has capitalized certain website development costs. Website development costs capitalized were $8,894 and $300 during the six months ended March 31, 2006 and 2005. Capitalized website development costs are included in property and equipment and will be amortized over a period of three years once the website is ready for its intended use.

SuperDirectories,  Inc.
Notes to Financial Statements

Note 2 – Summary of significant accounting policies (continued):

Long-Lived Assets Including Goodwill & Other Acquired Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Accounting for Business Combinations” (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS No. 142 effective January 1, 2002.

Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that the Company record an impairment charge on finite-lived intangibles or long-lived assets to be held and used when the Company determines that an indicator exists and the carrying value of intangible assets and long-lived assets may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of intangibles or long-lived assets based on the difference between book value of the asset and fair value as determined using a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its business model. The Company’s estimate of cash flows requires significant judgment based on its historical results and anticipated results and is subject to many factors.

Trade Name

Trade name is carried at cost less accumulated amortization. Intangible assets are generally amortized on a straight-line basis over the economic lives of the respective assets, generally two to fifteen years. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. The Company recorded amortization expense of $109 for each of the six month periods ended March 31, 2006 and 2005.

Income taxes

Income taxes are recorded in accordance with Statement on Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach for accounting for income taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes relating primarily to differences between the financial and tax basis of the balance sheet elements. The deferred tax assets represent the future return consequences of differences, which will be deductible when the assets or liabilities are recovered or settled. Conversely, a deferred tax liability is required when the basis differences will yield a future taxable amount when the asset or liability is settled. .

SuperDirectories,  Inc.
Notes to Financial Statements

Note 2 – Summary of significant accounting policies (continued):

Product Development Costs

Product development costs consist primarily of subcontractor payments and related expenses incurred for enhancements to and maintenance of the Company’s network, classification and organization of listings, research and development costs, amortization of capitalized Website development costs, and other operating costs.

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

A reconciliation between basic and diluted weighted average common shares outstanding for the six months ended March 31, follows:

	2006	2005

Basic weighted average shares outstanding	159,438,562	153,201,592

Stock Option Shares	—	—

Diluted weighted-average shares outstanding	159,438,562	153,201,592

At March 31, 2006, options on 4,968,600 shares of common stock were not included in computing diluted EPS because their effects were anti-dilutive.

Stock Options

The Company applies SFAS 123(R), “Share-Based Payment,” as amended, in accounting for stock options issued to employees and non-employees. This statement requires the Company to measure the cost of employee or non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee or non-employee is required to provide service in exchange for the award.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R. “Share-Based Payment,” which requires companies to recognize in the statements of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by proforma disclosures is no longer permissible. This new statement is effective for public entities in periods beginning after June 15, 2005. This effects only the current year financial statements.

SuperDirectories,  Inc.
Notes to Financial Statements

Note 3 – Stock Options:

In November 2004, the Company granted stock options to a consultant of the Company. Pursuant to the terms of the agreement the consultant has the right to purchase 7,605,000 shares of stock at an exercise price of $0.01 per share. The options shall be exercisable as follows: one-third shall be immediately exercisable; one-third shall be exercisable upon the Corporation’s filing with the SEC a registration statement on Form-10SB; and the remaining one-third shall be exercisable upon the effectiveness of the Form-10SB.

On March 30, 2005, the consultant exercised his options to purchase 2,535,000 shares of the Company’s stock having a fair market value of $.50 per share. In accordance with the option agreement, the consultant paid for the shares by returning 50,700 of those shares to the Company, which resulted in 2,484,300 shares being issued. In addition, 2,535,000 shares were vested, however not exercised at September 30, 2005. The remaining 2,535,000 shares were vested during the quarter ended March 31, 2006. These shares, along with those vested at September 30, 2005 were also exercised on March 28, 2006. The fair value of these vested options was determined using the Black-Scholes option pricing model with the following weighted average assumptions:

Period Ended March 31, 2006

Expected Dividend	0.00%

Risk Free Interest Rate	3.61%

Expected Volatility	60%

Expected life (in years)	5 Years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.

Consulting expense totaling $1,247,220 was recorded in the March 31, 2006 statement of operations in connection with these transactions.

Note 4 – Related party transactions:

Shareholders received complimentary advertising on the SuperDirectories, Inc. website. There was no recognized income from these activities. SuperDirectories, Inc. receives services and rents its administrative offices from AquaNature, Inc., a company of which the majority stockholder is the majority stockholder of Superdirectories, Inc. Services and rentals were $25,302 and $5,000 for the six months ended March 31, 2006 and 2005.

Note 5 – Income taxes:

The net deferred tax benefits in the accompanying balance sheet includes the following components:

Deferred tax assets $1,940,32 Less: valuation allowance (1,940,324) Net deferred tax liability $ -

Deferred taxes relate primarily to unused net operating losses and differences between book and tax basis on fixed assets, capitalized website development costs and website costs. Due to the uncertainty regarding the level of future earnings, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized, principally due to the expiration of net operating loss carryforwards. There was no provision for income tax expense for the six months ended March 31, 2006 and 2005.

Item 2. Management's discussion and Analysis or Plan of Operation

        The following discussion of our plan of operation for the next 12 months should be read in conjunction with our financial statements, any notes related thereto, and the other financial data included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

        Information provided in this Quarterly Report on Form 10-QSB may contain forward-looking statements within the meaning of Section 21E of Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company’s expectations or beliefs, such as statements concerning future operating results, statements concerning industry performance, the Company’s operations, economic performance, financial conditions, margins and growth in sales of the Company’s products and capital expenditures.  These forward looking statements include risks and uncertainties, many of which are not within the Company’s control, such as the uncertainty of future demand for the Company’s products; the uncertainty and timing of the successful development of the Company’s new products; the risks associated with reliance on a few key customers; the Company’s ability to attract and retain personnel with the necessary scientific and technical skills; the timing and completion of significant orders; the timing and amount of the Company’s research and development expenditures; the timing and level of market acceptance of customers’ products for which the Company supplies components; the level of market acceptance of competitors’ products; the ability of the Company to control costs associated with performance under fixed price contracts; the performance and reliability of the Company’s vendors; potential product and contractual liability to its customers; and the continued availability to the Company of essential supplies, materials and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. For this purpose, all statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from the forward-looking statements or views expressed herein. The Company’s financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company’s most recent Form 10-KSB.

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

        During the period from inception through March 31, 2006, we have incurred development costs of $138,166 and total expenses of $4,721,323 with no operating income. During the 12 months ending on September 30, 2006 (our fiscal year), we anticipate costs of $1,520,000 which include $60,000 for research and development, (including website development), $730,000 for operations, $600,000 for personnel and $130,000 for office furniture, fixtures, personal computers and telephone systems. To date, we have been able to pay all costs through the sale or exchange of common stock. For further expenses, we will have to rely on the balance of the proceeds from prior sales of stock, our cash in hand ($307,838), borrowings and future sales of stocks (including investments by our principal shareholder and CEO). We do not anticipate revenues from operations prior to September 30, 2006. We cannot be certain of raising necessary funds through loans or security sales. If we are unable to do so, and our principal shareholder and CEO is unable or unwilling to invest the necessary funds, we may have to curtail operations.

        We engage in flexible planning, flexible forecasting and flexible budgeting.  Notwithstanding numerous inquiries from present shareholders and other persons expressing an interest in purchasing shares, no prospective investors have been approached; nor have any specific plans been formulated for additional sales.  Nevertheless, management, in light of the interest shown is comfortable in representing that present cash will sustain the company until additional capital is raised.  Our examination of the numbers and the facts presented herein above leads us to two conclusions: 1.   Management believes it can obtain significant new capital on short notice by private sales of restricted shares to existing investors who have approached us; and 2.  Management can delay and accelerate respectively the elements of cost and financing (new stock sales) to the extent prudent management requires it in order to bring about the success of the overall Plan of Operations.

        Pay Per Click A major portion of revenue is expected to come from Pay Per Click fees which we will commence in September 2006. We are presently generating 15,000 clicks per month and we have no agreements in place at this time to convert clicks to dollars. Our rate structure will be a flat $0.25 per click, compared to an average of $0.92 for Google and Yahoo, the best known and most measurable who generate more than 2,000,000 clicks per day. We expect to increase our monthly click rate to 500,000 by September and our conversion to payment to approximately 50% at the $0.25 rate. Banners will be sold on an annual basis, starting in September when we will attempt to convert all present (trial basis) free-banner sites to paid sites. Our strongest incentive offer will be “pay to stay” with a gradual phasing out of those who do not choose to pay.

        Listing fees will be offered at $150.00 per page listed compared to more than $500.00 for the big players like Google and Yahoo. A “Submit” form will be installed on our site.

        Associates and Affiliates programs are those such as EBay and Amazon who pay between 8% and 15% of the sale referred. We will start our campaign for these listing in August 2006.

        Bookings revenues will generate from electronic linking with Hotel chains, Tour operators and other large internet sellers of services such as Cruise lines, Resorts, Golf and other sports and recreation packagers. We already have what we believe is a most complete listing of such sites and will start working them for agreements during August 2006.

        All of our revenue sources are expected to generate gradually with good acceleration. We estimate that we will achieve total revenues from all sources of $50,000 by the month of October 2006 of which most will have been Pay-Per-Click advertising.

        A national advertising program is planned to be undertaken in September 2006. Final costs and budgets have not been negotiated or agreed upon, however, management estimates that advertising might cost several millions in the first year and will be a dominant future cost. Taken in addition to those costs described above and below for development, personnel, office and associated equipment costs, we will certainly require additional capital before the present fiscal year is over. We continue to research non-equity alternatives but our most promising avenue seems always to be equity.

        We have projected the opening of new offices in Plattsburgh NY for August 2006. In addition, seven new hires are contemplated for August and two per month thereafter, largely for administration totaling 16-20 which includes internet editors. We do not anticipate the purchase or sale of major equipment.

        Independent directory consultants are trained to do subject-specific researches to the standards of our directory. We have had good success with these and presently have seven on a contractor basis only. Ten more will be added in July 2006 followed by the addition of three per month thereafter for the full year. These people create new categories and add websites to our directory.

        We are now upgrading our server network by adding router machines to our existing servers and more servers in different locations will be added as the user-traffic volume and origin-locus will require.

        We currently have three servers in operation – two in Watertown, New York at facilities operated by Westelcom and one installed at facilities operated by MCI in Montreal, Quebec. By the end of the current fiscal year, we will install a fourth server in Plattsburg, New York. It is our plan to have all these facilities in operation and producing revenues in the first quarter of fiscal year 2007..

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

        We intend to introduce a fixed “price per click” (as opposed to the highest bid strategy employed by all known competitors) which we expect to yield a following dedicated to true content matching rather than a ranking based on price. This plan will be modified to offer discounts to sites producing the highest click ratings. We believe this strategy is not yet in wide use and will require a series of modifications to test and prove the concept. In the opinion of management, the bidding concept for key words is not the proper, customer-centric way to determine the priority order of websites to be shown in search results. We believe that showing the most frequently accessed sites at the top of the results list produces a more ethical result for users/searchers.

        Paid inclusion on listing will provide relevant search traffic with the submission of only a URL, title and description. Each click to a paid inclusion listing will be billed on a simple pre-set “cost per click”. Paid inclusion listing will be boosted into the sponsored search section of the search, results page when space is available. In addition, we will consider alternative revenue generating opportunities such as providing research and booking search tools for certain on line service providers such as hotels, airlines, car rental and vacation packages as well as comparison shopping tools for users to find, research, compare and purchase products on line. We publish our data in a proprietary and unique set of categories in specific taxonomy, which currently has over 922,000 searchable categories. We expect to develop technology for incorporating maximum “cost per click” and click through rate in the placement of listings in search results, updated throughout the day.

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

      Not applicable.

Item 3.      Defaults Upon Senior Securities – Not applicable

Item 4.      Submissions of Matters to Shareholders - Not applicable

Item 5.      Other Information

The issuer has filed a Registration Statement on Form 10-SB which became effective on November 21, 2005. Amendment No. 1 to the Form 10-SB was filed on February 28, 2006.

Item 6.      Exhibits and Reports on Form 8-K

      Part I Exhibits

Number	Title

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of principal Accounting Officer
32	Section 1350 certification

      Part II Exhibits

Part II Exhibits
Number	Title	Page
3(i)	Articles of Incorporation	*
3(ii)	By-laws	*

* Exhibits 3.1(a) and 3.1(b), respectively, to registrant’s registration statement on Form 10-SB filed on September 20, 2005, Commission File No. 0-51533 and incorporated by reference herein.

There were no reports on Form 8-K filed during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SuperDirectories, Inc.

Date: May 18, 2006	By: /s/ Luke Lalonde
Luke Lalonde, President and Chief
Executive Officer