Form 10QSB
period 2006-06-30
SuperDirectories Inc.
filed 2006-10-23
CIK 1338624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended June 30, 2006

OR

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to _______

Commission File Number:  0-51533

SuperDirectories, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	14-1817301
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5337 Route 734
Merrill, NY 12955

(Address of principal corporate offices)

518-425-0320

(Registrant’s telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of
the latest practicable date:                                            164,745,934

Transitional Small Business Disclosure Format (Check one): Yes  ☐  No   ☒

SuperDirectories, Inc.

PART I.   FINANCIAL INFORMATION

ITEM  I.    FINANCIAL STATEMENTS

SuperDirectories, Inc.
(A Development Stage Company)
Balance Sheet

June 30, 2006
(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$739,780
Due from stockholder	75
Prepaid taxes	3,556

Total current assets	743,411

PROPERTY AND EQUIPMENT
Website Development Costs	$241,143
Office equipment	61,807
Less accumulated depreciation	(31,514)

TOTAL PROPERTY AND EQUIPMENT	271,436

TRADE NAME, NET	2,300

TOTAL ASSETS	$1,017,147

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES	$—

STOCKHOLDERS’ EQUITY

STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share, 200,000,000 shares authorized. 164,745,934 shares issued and outstanding.	1,647,459
Common stock subscriptions	116,292
Additional paid in capital	4,053,255
Accumulated loss during the developmental stage	(4,799,859)

TOTAL STOCKHOLDERS’ EQUITY	1,017,147

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,017,147

The accompanying notes are an integral part of these financial statements.

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Operations

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,		November 15, 1999 (Inception) to
	2005	2006	2005	2006	June 30, 2006

REVENUES
Operating income	$—	$—	$—	$—	$—

TOTAL OPERATING INCOME	—	—	—	—	—

EXPENSES
Consultants	1,242,150	15,000	1,302,150	1,263,978	3,843,348
Legal and accounting	55,237	37,391	96,508	125,460	376,668
Product development costs	5,320	22,921	17,185	50,238	161,087
Rental expense	3,000	9,000	8,000	34,302	260,477
Travel expense	3,834	2,522	7,238	9,460	38,983
Automobile expense	367	2,710	2,570	4,941	25,062
Depreciation	1,511	2,546	4,249	6,215	31,514
Start-Up Costs	—	—	—	—	17,500
Other taxes	31	27	31	(293)	14,355
Telephone	522	550	1,451	1,593	13,383
Office supplies	1,570	214	2,525	520	19,399
Amortization	54	54	163	163	958
Miscellaneous	—	—	—	—	888
Bank fees	26	24	41	31	581
Penalties	—	—	—	—	561
Advertising	—	—	—	—	158
Repair and maintenance	—	—	—	—	107
Insurance	—	—	—	—	3,423
Training	—	—	—	—	599
Web consulting	—	—	—	—	5,231

TOTAL EXPENSES	1,313,622	92,959	1,442,111	1,496,608	4,814,282

OTHER INCOME
Other Income	—	—	—	—	125
Interest income	519	324	1,342	704	14,298
TOTAL OTHER INCOME
	519	324	1,342	704	14,423

INCOME (LOSS) BEFORE INCOME TAXES	(1,313,103)	(92,635)	(1,440,769)	(1,495,904)	(4,799,859)

(PROVISION) BENEFIT FOR INCOME TAXES	—	—	—	—	—

NET LOSS	$(1,313,103)	$(92,635)	$(1,440,769)	$(1,495,904)	$(4,799,859)

Earnings(loss) per common share - basic	0.00	0.00	0.00	0.00

Earnings(loss) per common share - diluted	0.00	0.00	0.00	0.00

Weighted average common shares outstanding - basic	156,968,050	169,293,862	154,704,511	164,308,829

Weighted average common shares outstanding - diluted	156,968,050	169,293,862	154,704,511	164,308,829

The accompanying notes are an integral part of these financial statements.

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity

	Shares	Amount	Common Stock Subscriptions	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity

Balance at September 30, 1999	—	—	—	—	—	$—
Issuance of common stock	140,500,000	1,405,000	—	(1,000,000)	—	405,000
Net loss	—	—	—	—	(128,347)	(128,347)

Balance at September 30, 2000	140,500,000	1,405,000	—	(1,000,000)	(128,347)	276,653
Issuance of common stock	46,500	465	—	46,035	—	46,500
Net loss	—	—	—	—	(109,493)	(109,493)

Balance at September 30, 2001	140,546,500	1,405,465	—	(953,965)	(237,840)	213,660
Issuance of common stock	3,228,299	32,283	—	132,932	—	165,215
Net loss	—	—	—	—	(121,664)	(121,664)

Balance at September 30, 2002	143,774,799	1,437,748	—	(821,033)	359,504)	257,211
Issuance of common stock	507,408	5,074	—	20,296	—	25,370
Net loss	—	—	—	—	(51,503)	(51,503)

Balance at September 30, 2003	144,282,207	1,442,822	—	(800,737)	(411,007)	231,078
Issuance of common stock	7,934,119	79,341	—	271,361	—	350,702
Net loss	—	—	—	—	(109,209)	(109,209)

Balance at September 30, 2004	152,216,326	1,522,163	—	(529,376)	(520,216)	472,571
Issuance of common stock	7,140,336	71,404	—	1,721,411	—	1,792,815
Stock Based Compensation Expensed	—	—	—	1,247,220	—	1,247,220
(Options valued at $.492 per share)
Net loss	—	—	—	—	(2,783,789)	(2,783,789)

Balance at September 30, 2005	159,356,662	1,593,567	—	2,439,255	(3,303,955)	728,867
(UNAUDITED)
Common stock subscriptions			116,292			116,292
Issuance of common stock	5,389,272	53,892	—	1,614,000	—	1,667,892
Net loss	—	—	—	—	(1,495,904)	(1,495,904)

Balance at June 30, 2006	164,745,934	1,647,459	116,292	4,053,255	(4,799,859)	$1,017,147

The accompanying notes are an integral part of these financial statements.

                                                                                                                                                                        4

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Cash Flows
	Nine Months Ended June 30,		November 15, 1999 (Inception) to
	2005	2006	June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,440,769)	$(1,495,904)	$(4,799,859)
Adjustments to reconcile net loss to net cash used by operating activities:
Noncash Stock Compensation Expense	—	—	3,736,590
Depreciation	4,249	6,215	31,514
Amortization	163	163	957
(Increase) decrease in assets:
Due from Stockholder	14,791	6,670	(75)
Prepaid taxes	(2,157)	(820)	(3,556)
Increase (decrease) in liabilities:
Accounts payable	(1,765)	(2,321)	—
Accrued expenses	(17,000)	(42,974)	—
Franchise tax payable	(1,018)	—	—

NET CASH USED BY OPERATING ACTIVITIES	(1,443,506)	(1,528,971)	(1,034,429)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(16,543)	(31,172)	(302,950)
Trademarks	—	—	(3,257)

NET CASH USED IN INVESTING ACTIVITIES	(16,543)	(31,172)	(306,207)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	1,566,191	1,667,892	1,964,125
Common stock subscriptions	—	116,292	116,292

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,566,191	1,784,184	2,080,417

NET INCREASE IN CASH AND CASH EQUIVALENTS	106,142	224,041	739,781

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	244,608	515,739	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$350,750	$739,780	$739,781

SUPPLEMENTAL DISCLOSURES

Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Stock Options Exercised		$2,494,440	$3,736,590

The accompanying notes are an integral part of these financial statements.

SuperDirectories, Inc.
Notes to Financial Statements

Note 1 – Basis of Presentation:

The accompanying unaudited financial statements of SuperDirectories, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the nine-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Report on Form 10-SB for the year ended September 30, 2005.

Note 2 – Summary of significant accounting policies:

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

General

SuperDirectories, Inc. is a corporation organized under the State of Delaware General Corporation Law. The Corporation was created on November 15, 1999 under the name LukeSmart, Inc. and was renamed SuperDirectories, Inc. on July 9, 2002. SuperDirectories, Inc. is a corporation that is currently developing a searchable directory of selected contents from the internet.

Accounting Method Applied

The accrual method is used for both financial reporting and income tax purposes.

Cash and Cash Equivalents

For the purpose of the balance sheet and statements of cash flows, the organization considers all unrestricted highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost when purchased. Depreciation of property and equipment is computed using straight-line methods based on the estimated useful lives of the assets, which range from 3 to 5 years. Upon retirement or disposal of an asset, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the determination of net income (loss). Depreciation expense was $6,215 and $4,249 for the nine months ended June 30, 2006 and 2005, respectively.

Website Development Costs

In accordance with EITF 00-2, Accounting for Web Site Development Costs, and SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company has capitalized certain website development costs. Website development costs capitalized were $8,894 and $4,720 during the nine months ended June 30, 2006 and 2005. Capitalized website development costs are included in property and equipment and will be amortized over a period of three years once the website is ready for its intended use.

SuperDirectories, Inc.
Notes to Financial Statements

Note 2 – Summary of significant accounting policies (continued):

Note 2 – Summary of significant accounting policies (continued):

Long-Lived Assets Including Goodwill & Other Acquired Intangible Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" (SFAS No. 142). Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS No. 142 effective January 1, 2002.

Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that the Company record an impairment charge on finite-lived intangibles or long-lived assets to be held and used when the Company determines that an indicator exists and the carrying value of intangible assets and long-lived assets may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of intangibles or long-lived assets based on the difference between book value of the asset and fair value as determined using a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its business model. The Company's estimate of cash flows requires significant judgment based on its historical results and anticipated results and is subject to many factors.

Trade Name

Trade name is carried at cost less accumulated amortization. Intangible assets are generally amortized on a straight-line basis over the economic lives of the respective assets, generally two to fifteen years. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. The Company recorded amortization expense of $163 for each of the nine-month periods ended June 30, 2006 and 2005.

Income taxes

Income taxes are recorded in accordance with Statement on Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires an asset and liability approach for accounting for income taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes relating primarily to differences between the financial and tax basis of the balance sheet elements. The deferred tax assets represent the future return consequences of differences, which will be deductible when the assets or liabilities are recovered or settled. A valuation allowance is recognized to offset any net deferred tax asset due to the uncertainty of realization. Conversely, a deferred tax liability is required when the basis differences will yield a future taxable amount when the asset or liability is settled.

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

Earnings (Loss) per Share of Common Stock

Earnings (loss) per share are computed by dividing net income (loss) by weighted average common shares outstanding for the period. Basic earnings per share are computed using an unadjusted weighted average number of shares of common stock. Diluted earnings per share are compiled using the weighted average number of shares of common stock, plus an adjustment for the dilutive effect of unexercised in-the-money stock options.

A reconciliation between basic and diluted weighted average common shares outstanding for the nine months ended June 30 follows:

	2006	2005

Basic weighted average shares outstanding	164,308,829	154,704,511

Stock Option Shares	-	-

Diluted weighted-average shares outstanding	164,308,829	154,704,511

At June 30, 2006, options on 4,968,600 shares of common stock were not included in computing diluted EPS because their effects were anti-dilutive.

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

SuperDirectories, Inc.
Notes to Financial Statements

Note 3 – Stock Options:

In November 2004, the Company granted stock options to a consultant of the Company. Pursuant to the terms of the agreement the consultant had the right to purchase 7,605,000 shares of stock at an exercise price of $0.01 per share. The options were exercisable as follows: one-third were immediately exercisable; one-third were exercisable upon the Corporation's filing with the SEC a registration statement on Form-10SB; and the remaining one-third were exercisable upon the effectiveness of the Form-10SB.

On March 30, 2005, the consultant exercised his options to purchase 2,535,000 shares of the Company's stock having a fair value of $.50 per share. In accordance with the option agreement, the consultant paid for the shares by returning 50,700 of those shares to the Company, which resulted in 2,484,300 shares being issued. In addition, the options exercisable upon the filing of the registration statement for 2,535,000 shares were vested, however not exercised at September 30, 2005. Consulting expense of $2,489,370 was recognized in the year ended September 30, 2005 as a result of the options that became exercisable upon entering into the consulting agreement and those that became exercisable upon the filing of the registration statement.

The remaining 2,535,000 shares were vested during the quarter ended March 31, 2006, and consulting expense of $1,247,220 was recognized in that quarter. These shares, along with those vested at September 30, 2005 were also exercised during the quarter ended March 31, 2006. As with the earlier option exercise and in accordance with the option agreement, for each of the options for 2,535,000 shares the consultant paid for the shares by returning 50,700 shares to the Company, which resulted in 2,484,300 shares being issued. The fair value of these vested options was determined using the Black-Scholes option pricing model with the following weighted average assumptions:

Period Ended June 30, 2006

Expected Dividend	0.00%

Risk Free Interest Rate	3.61%

Expected Volatility	60%

Expected life (in years)	5 Years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.

Note 4 – Related party transactions:

Shareholders received complimentary advertising on the SuperDirectories, Inc. website. There was no recognized income from these activities. SuperDirectories, Inc. receives services and rents its administrative offices from AquaNature, Inc., a company of which the majority stockholder is the majority stockholder of Superdirectories, Inc. Services and rentals were $29,000 and $5,000 for the nine months ended June 30, 2006 and 2005.

Note 5 – Income taxes:

The net deferred tax benefits in the accompanying balance sheet includes the following components:

Deferred tax assets	$1,979,742
Less: valuation allowance	(1,979,742)
Net deferred tax liability	$__ ___-

Deferred taxes relate primarily to unused net operating losses and differences between book and tax basis on fixed assets, capitalized website development costs and website costs. Due to the uncertainty regarding the level of future earnings, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized, principally due to the expiration of net operating loss carryforwards. There was no provision for income tax expense for the nine months ended June 30, 2006 and 2005.

Note 6 – Common Stock Subscriptions:

Prior to June 30, 2006, the Company received $116,242 for subscriptions of its common stock. These subscriptions were fulfilled with the issuance of 116,242 shares of common stock in July 2006.

Item 2. Management's discussion and Analysis or Plan of Operation

     The following discussion of our plan of operation for the next 12 months should be read in conjunction with our financial statements, any notes related thereto, and the other financial data included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

     Information provided in this Quarterly Report on Form 10-QSB may contain what may be deemed to be forward-looking statements that are not historical facts and information. These statements represent the Company's expectations or beliefs, such as statements concerning future operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products and capital expenditures. These forward looking statements include risks and uncertainties, many of which are not within the Company's control, such as the uncertainty of future demand for the Company's products; the uncertainty and timing of the successful development of the Company's new products; the risks associated with reliance on a few key customers; the Company's ability to attract and retain personnel with the necessary scientific and technical skills; the timing and completion of significant orders; the timing and amount of the Company's research and development expenditures; the timing and level of market acceptance of customers' products for which the Company supplies components; the level of market acceptance of competitors' products; the ability of the Company to control costs associated with performance under fixed price contracts; the performance and reliability of the Company's vendors; potential product and contractual liability to its customers; and the continued availability to the Company of essential supplies, materials and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. For this purpose, all statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from the forward-looking statements or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10-KSB.

Overview

     SuperDirectories, Inc. a Delaware corporation, was formed in October 1999 under the name LukeSmart, Inc. In July 2002, we changed our name to SuperDirectories, Inc.

Plan of operation.

     SuperDirectories' plan of operation for the next twelve months is completely dependent upon our success in raising additional capital.

     At the present time we have approximately $740,000 cash available and expect to raise approximately $1,000,000 of additional capital during the next 12 months. We believe we can satisfy all of our capital requirements for the next 18 months from those sources described immediately above;

     As in previous periods, we will engage consultants (independent contractors) to perform "human" editing services, expanding the quality and size of our searchable directory. As expansion occurs, and as increased user activity places greater demand on the system, more hardware (servers and routers) will be added to manage the increased volume of data stored in the database and presented by the online directory;

     Except for one or more servers and routers as may be occasioned by large demand for our directory, we do not expect to purchase any significant equipment or make any other capital expenditure except as described below; and

     We do expect, subject to the limitations explained above, to lease an office facility consisting of 2,500 square feet, to equip it with proper furniture and equipment, to engage up to 22 total employees or consultants to be deployed therein and to commence marketing and selling activities. Our timetable for any and all of these activities and the associated costs is dependent on capital raising and the success of marketing and selling activities. Reference is made to the schedule shown below for our best estimate of the timing and use of capital.

Uses of Capital

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Servers, Routers			35,000	35,000	70,000
Office Furniture, Equipment	11,000	11,000	22,000	22,000	66,000
Payroll, Consulting	45,000	90,000	135,000	180,000	450,000
Office Rent	12,500	12,500	12,500	12,500	50,000
	68,500	113,500	204,500	249,500	636,000

     We have described above, pursuant to 303(a)(1) of Regulation SB, our plan for the deployment of new capital. During the past year, our CEO has received numerous telephone and email inquiries from our shareholders and prospective investors referred by our shareholders, seeking to acquire common stock in private transactions. Since May, 2006, individual sales have been made to 147 investors for 536,994 shares at $1.00 per share. Although a placement plan or offering strategy has not been adopted, management is confident that the present level of interest will continue and approximately $1,000,000 additional capital will be raised in the 12 months to follow. Management believes it can obtain significant new capital on short notice by private sales of restricted shares to interested investors who have approached us. In addition, management can delay expenditures until capital is raised.

     Pay Per Click which is expected to provide a major portion of our revenue will commence as soon as possible after September 2006. We are presently generating 15,000 clicks per month and we have no agreements in place at this time to convert clicks to dollars. Our rate structure will be a flat $0.25 per click compared to an average of $0.92 for Google and Yahoo the most measurable in our industry who generate more than 2,000,000 clicks per day. We expect to increase our monthly click rate as rapidly as our financing will permit and our conversion to payment to approximately 50% at the $0.25 rate. Banners will be sold on an annual basis, starting as soon as possible after September when we will attempt to convert all present (trial basis) free-banner sites to paid sites.

     Listing fees will be offered at $150.00 per page listed compared to more than $500.00 for the big players like Google and Yahoo. A "Submit" form will be installed on our site.

     Associates and Affiliates programs are those such as EBay and Amazon who pay between 8% and 15% of the sale referred. We will start our campaign for these listing as soon as possible after September 2006.

     Bookings revenues will generate from electronic linking with Hotel chains, Tour operators and other large internet sellers of services such as Cruise lines, Resorts, Golf and other sports and recreation packagers. We have a most complete listing of such sites and will start working them for agreements during October 2006.

     A national advertising program is planned to be undertaken during the next 12 months. Final costs and budgets have not been negotiated or agreed upon, however, management estimates that advertising might cost several millions of dollars in the first year and will be a dominant future cost. Taken in addition to those costs described above and below for development, personnel, office and associated equipment costs, we will require additional capital before the present fiscal year is over and before we can undertake a national advertising program. We continue to research non-equity alternatives but our most promising avenue seems always to be equity.

     We have projected the opening of new offices in Plattsburgh NY during the first quarter of fiscal 2007. In addition, new hires are contemplated for marketing and administration. We do not anticipate the purchase or sale of major equipment other than office furniture and equipment.

     Independent contractor/consultants are trained to research subjects for our directory. We have had good success with this labor source and presently use seven "editors" on an independent contractor basis only. We expect to add 15 more as financing permits for the full year. These people create new categories and add websites to our directory.

     We are now upgrading our server network by adding router machines to our existing servers. More servers in different locations will be added as the user-traffic volume and origin-locus will require.

     We currently have three servers in operation – two in Watertown, New York at facilities operated by Westelcom and one installed at facilities operated by MCI in Montreal, Quebec. By the end of the current fiscal year, we will install a fourth server inPlattsburg, New York. It is our plan to have all these facilities in operation and producing revenues in the first quarter of fiscal year 2007.

We are expanding the number of URLs at a rate of approximately 1,000 a day and the number of categories into which we classify URLs at a rate of approximately 700 a day. We also plan to increase the number of Internet editors and leverage their efforts for growth

We intend to introduce a fixed "price per click" (as opposed to the highest bid strategy employed by all known competitors). We expect this method to yield a following which is dedicated to true content matching rather than a ranking based on price. This plan will be modified to offer discounts to sites producing the highest click ratings. We believe this strategy is not yet in wide use and will require a series of modifications to test and prove the concept. In the opinion of management, the bidding concept for key words is not the proper, customer-centric way to determine the priority order of websites to be shown in search results. We believe that showing the most frequently accessed sites at the top of the results list produces a more ethical result for users/searchers, including those who search only a finite directory.

Paid inclusion on listing will provide relevant search traffic with the submission of only a URL, title and description. Each click to a paid inclusion listing will be billed on a simple pre-set "cost per click". Paid inclusion listing will be boosted into the sponsored search section of the search results page when space is available. In addition, we will pursue alternative revenue generating opportunities such as providing research and booking search tools for certain on line service providers such as hotels, airlines, car rental and vacation packages as well as comparison shopping tools for users to find, research, compare and purchase products on line. We publish our data in a proprietary and unique set of categories in specific taxonomy, which has over 1,019,424 searchable categories as of September 10, 2006. We expect to develop technology for incorporating maximum "cost per click" and click through rate in the placement of listings in search results, updated throughout the day.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

     On an ongoing basis, we evaluate our estimates, including those related to reserves, impairment of website development cost, value of our stock issue to consultants for services and deferred taxes. We base our estimates on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above described items are reasonable.

     Amortization of Website Development Costs: In accordance with EITF 00-02 and SOP98-1, the Company has capitalized certain website development costs totaling $232,249 at September 30, 2005. Capitalized website development costs will be amortized over a period of three years once the website is ready for its intended use.

     Stock Options to Consultants: Stock issued to consultants for services are reported under SFAS123R. Share based payments are recognized in the statement of operations, based on their fair values. In November 2004, the Company granted stock options to a consultant of the Company. Pursuant to the terms of the agreement the consultant had the right to purchase 7,605,000 shares of stock at an exercise price of $0.01 per share. The options were exercisable as follows: one-third were immediately exercisable; one-third were exercisable upon the Corporation's filing with the SEC a registration statement on Form-10SB; and the remaining one-third were exercisable upon the effectiveness of the Form-10SB.

     On March 30, 2005, the consultant exercised his options to purchase 2,535,000 shares of the Company's stock having a fair value of $.50 per share. In accordance with the option agreement, the consultant paid for the shares by returning 50,700 of those shares to the Company, which resulted in 2,484,300 shares being issued. In addition, the options exercisable upon the filing of the registration statement for 2,535,000 shares were vested, however not exercised at September 30, 2005. Consulting expense of $2,489,370 was recognized in the year ended September 30, 2005, as a result of the options that became exercisable upon entering into the consulting agreement and those that became exercisable upon the filing of the registration statement.

      The remaining 2,535,000 shares were vested during the quarter ended March 31, 2006, and consulting expense of $1,247,220 was recognized in that quarter. These shares, along with those vested at September 30, 2005, were exercised during the quarter ended March 31, 2006. The fair value of these vested options was determined using the Black-Scholes option pricing model with the following weighted average assumptions:

Period Ended June 30, 2006
Expected Dividend	0.00%

Risk Free Interest Rate	3.61%

Expected Volatility	60%

Expected life (in years)	5 Years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.

     Deferred Income Tax Asset Valuation Allowance: We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence including our operating results, ongoing prudent and feasible tax planning strategies and forecasts of future taxable income on a jurisdiction by jurisdiction basis. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount an adjustment to valuation allowance would likely increase stockholders' equity as substantially all of our net operating losses result from employee stock option deductions.

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

On various dates in May and June, 2006, we issued 420,672 shares, bringing our total outstanding to 164,745,934 shares as of June 30, 2006. The sale price was $1.00 per share, set by the Board of Directors. We also received an additional $116,242 for shares to be issued in July and August at the same price. All of the purchasers were non-United States persons (being citizens and residents of Canada) making the issue of the shares exempt from registration pursuant to the provisions of Regulation S. All purchasers provided executed subscription agreements containing sufficient information to meet the requirements of Regulation S in support the exemption. There were no public offerings, announcements or advertising. No commissions were paid, and the certificates representing the shares carry an appropriate legend, i.e., that the shares were issued without registration under the 1933 Act, are restricted and may be resold only in accordance with the provisions of Regulation S. There were 147 purchasers. Proceeds will be used for working capital.

Item 3.	Defaults Upon Senior Securities – Not applicable

Item 4.	Submissions of Matters to Shareholders – Not applicable

Item 5.	Other Information

The  issuer has filed a Registration Statement on Form 10-SB which  became effective on November 21, 2005. Amendments No. 1 and 2 to the Form 10-SB were filed on February 28, 2006 and June 12, 2006, respectively.

Item 6. Exhibits and Reports on Form 8-K

Part I Exhibits

Number	Title

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Accounting Officer
32	Section 1350 Certification

Part II Exhibits

Number	Title

3(i)	Articles of Incorporation	*
3(ii)	By-laws	*
99	Share Subscription Agreement for non-United States purchasers

*Exhibits 3.1(a) and 3.1(b), respectively, to registrant's registration statement on Form 10-SB filed on September 20, 2005, Commission File No. 0-51533 and incorporated by reference herein.

A report on Form 8-K was filed during the period covered by this report on April 26, 2006 and amended on June 7, 2006 and July 11, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SuperDirectories, Inc.

Date:	October 19, 2006	By:	/s/ Luke Lalonde
Luke Lalonde, President and Chief
Executive Officer