Form 10KSB
period 2006-09-30
SuperDirectories Inc.
filed 2006-12-29
CIK 1338624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended 09/30/06 Commission File Number 0-51533

SuperDirectories, Inc.

(Name of small business issuer specified in its charter)

Delaware	14-1817301
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5337 Route374, Merrill, New York 12955

(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code (518) 425-0320

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB.  ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No    ☒

State the issuer’s revenues for its most recent fiscal year    $0

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 18, 2006: Common Stock, $.01 par value -- $________*

*The market value cannot be determined because there is no established trading market for the stock.

As of December 29, 2006, there were 164,941,186 shares of common stock, par value $.01 per share, issued and outstanding.

Exhibit index is located on page 28.

Table of Contents

Part I

1

Item 1 - Description of Business

1

      - Risk Factors

6

Item 2 - Description of Property

12

Item 3 - Legal Proceedings

12

Item 4 - Submission of Matters to a Vote of Security Holders

12

Part II

13

Item 5 - Market for Common Equity and Related Stockholder Matters

13

Item 6 - Management's Discussion and Analysis or Plan of Operation

14

Overview

15

a.

Plan of Operation

15

b.

Off-balance Sheet Arrangements

18

b.

Critical Accounting Policies

18

Item 7 - Financial Statements

20

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

21

Item 8A - Controls and Procedures

21

Item 8B - Other Information

21

Part III

22

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

22

Item 10 - Executive Compensation

24

Item 11 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

25

Item 12 – Certain Relationships and Related Transactions

26

Item 13 - Exhibits

27

Item 14 - Principal Accountant Fees and Services

27

Signatures

28

PART I

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this “Form 10-KSB”, that are not historical facts are identified as “forward-looking statements.”  Forward-looking statements include projections, assumptions or information concerning possible or assumed future actions, events or results of operations of our company.  These statements involve estimates and assumptions based on the judgment of our management.  A number of risks and uncertainties may cause actual results to differ materially from those suggested by the forward-looking statements.  Discussions containing forward-looking statements may be found in the material set forth under Description of Business, Part I, Item 1 on Page 1 and Management’s Discussion and Analysis or Plan of Operations, Part II, Item 6 on page 14 and in other sections of this annual report

We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will” and similar expressions or negatives thereof to identify certain, but not necessarily all, forward-looking statements.  All forward-looking statements in this annual report are made as of the date hereof, based on information available to us as of the date hereof, and we do not undertake any obligation to update publicly any forward-looking statements to reflect subsequent events or circumstances.  Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of SuperDirectories, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  References in this Form 10-KSB, unless another date is stated, are to September 30, 2006.

INTRODUCTORY NOTE

As used in this registration statement, the terms “we,” “us,” “our”, “SD” and “SuperDirectories” means SuperDirectories, Inc., (unless the context indicates a different meaning).

Item 1 - Description of Business

General

SuperDirectories, Inc. (the “Company”,  “SD” or “we”), a Delaware corporation, was formed in October 1999.  Our corporate offices are located at 5337 Route 374, Merrill, New York 12955, and our telephone number is (518) 425-0320.  Our website is located at www.superdirectories.com.  We are a development stage company whose activities to date have included organization of the company, design and development of the SuperDirectories website linking to the company’s searchable directory of selected materials, which is its database, all a part of the same searchable directory; continued improvement and expansion of the same leading to its readiness for commercialization.  We have not been involved in any bankruptcy, receivership or similar proceeding or in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets other than in the ordinary course of business.

Since inception we have raised $2,139,126 from private sales of restricted common stock including 595,674 shares sold for $595,674 during the period from 4/1/06 through the date hereof. All such sales have been exempt from registration under various exemptions including Section 4(2) of the Securities Act of 1933 and Regulation D, and Regulation S promulgated under the 1933 Act.

Our Business

SUPERDIRECTORIES IS NOT A “SEARCH ENGINE”.  Our principal product is a directory of selected topics presented on the Internet, at www.superdirectories.com.    It is not possible to search the Internet from within the SuperDirectories searchable directory - database.  The search capability offered to SuperDirectories’ users is limited to searching our own database.  As an additional user convenience, SuperDirectories’ website provides links to major search engines to assist users to make searches via other firms’ search engines.  These links, permitting Internet search, are not a significant element in the SD presentation.

Contents of our directory/database represent the company’s selection of material suitable for inclusion in its directory from the much larger selection of material to be found on the Internet.  We use the terms “human edited” and “full text” searchable to describe our directory/database and its self-search features.  Human editing, the selection of content, is done by independent contractors (“editors”) engaged by us for the purpose.  Each of our editors has been trained to create new categories and revise existing categories in our directory and add new pertinent websites.

Human editing is the process of selection for and entry into our database of selected URL’s (Uniform Resource Locators) representing desired content.  The selection process has enabled and will enable us to accumulate a database of disciplined completeness, in each case linking subject to location.  The database is constructed and programmed to allow “full text” rather than “keyword” search of its directory.  Full text search limits the search response to only those that match the inquiring text and its sense completely.  As an example only, a search for “Fishing Charters in Massachusetts” (if it were offered) would yield only sites that represent fishing charters available in Massachusetts, not a general Fishing Charters listing, and not other information about Massachusetts.

Our market is the entire universe of Internet directory searchers.  SD seeks to add materially to the depth and breadth of its database, ultimately presenting the market with a disciplined directory of defined term listings, each item of which matches precisely to the textual sense of the phrase entered by the searcher.

The search feature of our directory allows users to query our database in many different ways such as category, name, location, chain or company affiliation, plus limits by other selected modifiers such as, “pets allowed” for hospitality sites or “seniors only”, etc. because the “Full Text Structure” of our directory is designed to accommodate such searches.  SuperDirectories’ editors add content to the SuperDirectories website in a manner which accommodates content and context search queries rather than simply keyword searches.  “Full Text” searching is the capability of SuperDirectories’ system that provides a narrower search, more directly matched to the context and content of the database’s human edited offerings. “Full Text” search limits the search response to only those items that match the inquiring text and its sense completely.  Our goal is to offer a more limited and precise source of directory service.  Our directory is organized to provide relevance for both category-based and keyword searches.  Searches may also be conducted by location or subject by making use of “options on queries” type tools.  Our navigation interface allows a user to follow a search path into categories and sub-categories visually on the screen.  The database shows all countries and major cities of the world, regions, countries or best links to them, and a multitude of subjects in organized and classified listings.  Our directory includes a collection of 1,161,162 active searchable categories and links to more than 750,612 selected websites as of December 18, 2006.  As we add searchable categories and links to relevant websites increasing those totals approximately every two hours, we expect to grow in marketability.  We have a program that checks the connectivity of all the URLs in our database every six hours.  Any URLs that do not open within 10 seconds are listed and rechecked daily for 30 days and then automatically deleted if not active.  Our consultants routinely revise the directory content.  Our database is now growing at a rate of approximately 1,500 categories per day.

SuperDirectories’ human edited content and full text search capability is housed in servers in Watertown, NY and Montreal, QC (with additional servers to be acquired as needed) and accessed via www.superdirectories.com.  Our routers are selected and configured to lead each user to the fastest available connection.  A third machine (server), internally known as “our database machine”, is not available to Internet users, but is remotely accessible to our consultants by their individual security passwords.  The database machine replicates to the servers every two hours.

“SuperDirectories” is a United States registered Service Mark (No. 2,425,941), and superdirectories.com, superdirectories.biz, superdirectories.info, superdirectories.us and lukesmart.com are domain names owned by the Company.  The servers contain the directory structure and content and are fully searchable “Full Text Databases”.

Distribution Methods

Use of SuperDirectories is free; there are no fees to the Internet users.  Our revenues will be derived from future fees to be charged to the listed websites including a listing fee and pay-per-click charges each time a site is accessed by a user.  Publicity banners and Associate and Affiliate Agreements will also be expected to generate revenues.  Final pricing and marketing models have not yet been determined.  We have “Online Tutorials” to educate Internet users on how to get the most pertinent results from their queries.  Our consultants/editors use proprietary and licensed software products that help them find, categorize, index and rate high-quality websites.

Status of Any Publicly Announced New Product or Service

There have been no public announcements regarding new products or services.

Competitive Situation

Our product is a database of material; organized and structured as a directory that offers an alternative feature of defined term searches.  Unlike the entry of keywords into a search box, our system will produce a limited number of “hits”, but they will all be directly and fully responsive to the inquiry.  In contrast, the keyword system used by those searching the entire Internet provides an infinite number of responses (Google and Yahoo for example), not necessarily all directly responsive to the phrase entered by the searcher.  The keyword system conducts an online research rather than matching the “full text” of the inquiry as done by our system.  Every item on our website has been reviewed by a human being on whom we rely rather than relying solely on a collation of computer drive data from other sources.  We focus on including only authoritative and up-to-date context in our directory subject to the time and cost constraints of this method.

This use of “human-editing” creates content which allows users to conduct “full text” searches resulting in a narrower search result than would be possible using other internet search methods.  Most directories and search engines conduct research online by seeking matches through keyword searches rather than through the meaning of whole phrases or “full text”.  In contrast, the results of research behind our database has been edited and categorized as part of the process of listing in our database, allowing users to obtain results using “Full Text” searches.  Other products and services planned to be offered include Associate and Affiliate programs for airline ticket referral booking, cruise booking referral, fishing charter booking referral, golf packages booking referral, hotel room booking referral and ski packages booking referral.  Such services are common between Internet E-commerce sites.  Typically, a program runs between the two concerned websites, and a monthly fee is paid for all referrals leading to a sale at a rate ranging from 8% to 15% of the sale price.  No agreements or final pricing decisions have been reached with anyone concerning this type of business.

The directory industry is competitive and rapidly changing. In the Internet content retrieval market; we will compete on the basis of the quality of our content and the ease of use of online services. Competitors include Amazon's A9, AOL Time Warner, Ask Jeeves, FindWhat, Google, LookSmart, Microsoft's MSN and Yahoo!, all of whom have greater capital or technical resources, larger distribution networks or user bases, longer operating histories and/or greater brand recognition than we have.

Marketing Activities

Marketing activities have not yet commenced. We expect to commence our marketing early in the fiscal year to end September 30, 2007.  When we start, our marketing strategy will be primarily targeted at the following groups:

    the advertising trade, including advertising agency media planners who plan and buy online advertising for their clients,

    business partners, including ISPs, media companies, portals, search engines and other web sites, that partner with us to enhance the search experience of their users, and

    online businesses that seek to have their listings included in our search results in order to gain the benefits of search marketing.

Among other things, it is planned that any of our included sites that have not been covered by a “Pay-per-Click agreement” with us when we begin to market our service, will receive a bi-weekly report showing the hits they have received from us and giving notice that their listing will be discontinued in 60 days unless a Pay-per-Click agreement has been reached.

The search feature of our directory does not use “quotation marks” to set off search terms like all conventional spiral directories on the Internet.  Since all our categories and website URLs are named in a “Full Text” methodology, the users may query our database in a very different way than possible with search engines and conventional spiral directories.  We are a searchable directory, not a search engine.  A thorough understanding of the different ways to search our database requires a review of the online tutorials included at www.superdirectories.com.

The priority order in which websites will appear in our search results will be controlled by the popularity of each website and not by the amount they have agreed to pay for key words.  Our Pay-per-Click fees will be a fixed rate.  The website owners contracting for a publicity banner might be expected to experience greater popularity and in turn to show at the top of the search result listing.

Source and Availability of Raw Materials

We are not a user of raw materials and do not anticipate any future use.

Customers

We are currently a development stage company and have no customers.  When we commence marketing, we will not be dependent on one or a few customers.  We expect to market to a broad base of website owners presently listed on the directory, estimated to be at least 1,000,000 website owners.

Employees

As of the date hereof, we have one employee, Luke Lalonde, who is also sole director and President and who is full-time. We have never had a work stoppage, and our employee is not represented by a labor union. There are no labor contracts. We consider our relations with our employee to be good.  We presently use independent consultants/editors on a contract base.  None of them are shareholders, directors, officers or employees of the Company, Mr. Lalonde or any of his associates or affiliates.  We intend to hire several additional administrative employees once commercial operations begin.

Environment and Government Approval

We do not have any environmental compliance costs, and there is no existing or anticipated impact by reason of government regulation or approval.

Patents, Trademarks and Royalty Agreements

We hold the registered Service Mark - SUPERDIRECTORIES - carrying registration number 2,425,941 in the United States Patent and Trademark Office.  We hold no other patents, licenses, franchises, concessions or royalty agreements.  The service mark expires on January 31, 2011 unless renewed.  Most of our programs have been developed “in-house”; there are now 168 such programs running on our website.

Research and Development

During the fiscal years ended September 30, 2006 and 2005 we spent approximately $78,751 and $20,402 respectively, on product development.  None of these costs have been or will be passed on to customers or borne directly by them.

Web Site

Our web site, www.superdirectories.com, will provide access, without charge, to our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

RISK FACTORS

We are a development stage company, and our lack of operating history makes evaluating our business and future prospects difficult.

We were incorporated in Delaware in October 1999, and we have not generated any revenues to date. The directory, database and the website are the Company’s significant assets other than financial resources such as cash and access to new capital. We have been engaged predominately in start-up activities related to the development of our SuperDirectories database and website. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting and growing a business enterprise in the highly competitive environment in which we intend to operate. To address these risks, we must, among other things, respond to competitive developments; continue to attract, retain and motivate qualified persons; research and develop new technologies; and commercialize services incorporating such technologies. There can be no assurance that we will be successful in addressing these risks or any other risks. There can be no assurance that we will be able to successfully implement our business plan, generate sufficient revenues to meet our expenses, operate profitably or be commercially successful.

We have a history of operating losses and we anticipate significant increases in our operating expenses over the next few years, which could limit our ability to become profitable.

We anticipate incurring additional losses during the next stages of development and expansion. In addition, we anticipate that our operating expenses will increase for the foreseeable future as we expand our business operations. As a result of these increased expenses, we will need to generate significantly higher revenues, or otherwise seek out additional funds, to maintain our business operations. There can be no assurance that we will be successful in obtaining revenues or additional funds in amounts necessary to fund our operations or implement our business strategies.

Our business plan emphasizes commercializing our directory and search solutions, but we have not developed these capabilities to date.

Our business plan is based on our ability to develop a substantial Internet user base and, in turn, develop commercial applications including paid placement and paid inclusion listings and additional related services such as research and booking tools and comparison shopping tools. By developing a substantial Internet user base, we would be able to offer advertisers the opportunity to reach Internet users on a broad scale and find their target audiences more effectively. However, we have no experience in developing these types of services. Moreover, we cannot be sure that we will be able to develop a substantial Internet user base or develop paid placement inclusion listing services or other related services that are attractive to advertisers. If we are unable to develop these capabilities, we will not be able to generate any revenue and our business, financial condition and prospects will be materially harmed.

We may be unable to obtain additional operating funds through loans or future sales of equity or debt securities, which could have a material adverse effect on our ability to implement our business plan, and which could result in dilution to our stockholders.

Our capital requirements to implement our business strategy will be significant. We will need additional funds from loans and/or the sale of equity or debt securities. We anticipate requiring additional funds in order to fully implement our business plan to expand significantly our operations. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. Our inability to obtain financing would have a material adverse effect on our ability to implement our business strategy and, as a result, could require us to diminish or suspend our business operations.

Furthermore, our future capital needs could require us to sell equity or debt securities. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights that are senior to holders of our common stock and could contain covenants that restrict our operations.

There is currently no market for our securities and there can be no guaranty that there will be a market in the future, thereby significantly restricting the transferability of our securities.

Our common stock is not currently listed for trading or quoted on any medium. Although we intend to apply to have our common stock quoted on the OTC Bulletin Board by seeking out a broker-dealer to act as market maker for our securities, there is currently no market for our shares; nor is there any assurance we will be accepted for a quotation on the OTC. To date, there have been no discussions with any broker-dealer, and no market maker has been identified. Furthermore, there can be no assurance that any broker-dealer will be willing to act as market maker to allow our common stock to be quoted, or that a market for our securities will ever develop or be maintained. Even if we are quoted on the OTC Bulletin Board, any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant effect. In addition, the stock market has generally experienced, and continues to experience, price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock in any market that may develop.

Furthermore, over 95% of our presently outstanding securities are "restricted securities" as the meaning of this term is defined in Rule 144 promulgated by the Securities and Exchange Commission (“SEC”) under the Securities Act, because they were issued in private transactions or in other exempt transactions rather than a public offering. This means these securities cannot be resold unless registered or subject to an exemption from registration. In addition, resale and transfer of our shares may be restricted under the blue sky regulations of some states unless exemptions apply. If we register these securities, we expect them to fall under "Penny Stock" regulations promulgated by the SEC – see Item 5, “Market for Common Equity and Related Stockholder Matters" in Part II of this annual report.

We could face liability for information contained on, and communications made through, our website.

We may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information we publish on our website. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. Based on links we provide to other websites, we could also be subject to claims based upon online content we do not control that is accessible from our website. These claims could result in substantial costs, damage to our reputation and business, and a diversion of our management's attention and resources, regardless of whether we are successful in defending against such claims. We do not have commercial general liability insurance to protect us against these types of claims.

Our small size and limited operating history may significantly limit our ability to compete successfully against larger, more established competitors, which could have a material adverse effect on our business, results of operations and financial condition.

The online directory industry is characterized by large, well organized and well funded competitors such as Yahoo!, Google, MSN and LookSmart. Because of our small size, we may have difficulty in competing with larger, more established competitors. The Internet directory and search market is rapidly evolving and intensely competitive, and we expect competition to intensify in the future. Barriers to entry are low; current and new competitors can easily launch new websites at a relatively low cost. Other major companies have the financial and technical ability to compete aggressively in this market. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition in other business and Internet markets, and significantly greater financial, marketing, technical and other resources than we have. Competitive pressures created by any one of these companies, or by our competitors collectively, could have a material adverse effect on our business, results of operations and financial condition, and we can give no assurance that we will be able to compete successfully against current and future competitors.

We may be unable to respond to the rapid technological change in our industry, which could significantly limit our ability to compete in our industry.

Our industry is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. The growth of the Internet and intensity of competition makes these market characteristics more pronounced. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our products and services. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, any enhancements must meet the requirements of our current and prospective users and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our service or infrastructure to adapt to these changes. The failure to offer the most current technologies could significantly limit our ability to compete and could have a material adverse effect upon our business.

We have only one employee and executive officer and director, which could adversely affect our operations.

We have only one employee, Luke Lalonde, who is also our president, and only executive officer and director, and is totally responsible for our current operations.

We depend on the efforts of certain key personnel, the loss of whose services could adversely affect our business.

We depend significantly upon the services of Luke Lalonde, our president and majority stockholder. The loss of his services could adversely affect our business and implementation of our business plan and growth strategy. This in turn could materially harm our financial condition and future results. We do not currently have an employment agreement with Mr. Lalonde and his services may become unavailable to us at any time. We do not carry key person life insurance on the life of Mr. Lalonde.

Our sole executive officer and director owns a large percentage of our voting stock and could exert significant influence over matters requiring stockholder approval.

Based on his share ownership as of September 30, 2006, our president and sole director, Luke Lalonde, and his affiliates, will own, or will have the right to acquire within 60 days of such date, approximately 61% of our outstanding common stock. Accordingly, as a practical matter, Mr. Lalonde may be able to exert significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration of voting stock could have the effect of delaying, preventing or causing a change in control. The interests of Mr. Lalonde may also conflict with the interests of other holders of our common stock.

We will incur increased costs as a result of being a fully reporting company.

Compliance with the reporting obligations under the Exchange Act involves substantial costs, including the cost of an independent registered public accounting firm to review quarterly financial reports and prepare audited annual reports, the cost of directors and officers liability insurance and indemnification, the costs to implement internal control procedures for financial reporting and public disclosure, the cost of preparing quarterly, annual and periodic reports and filing them with the SEC and the cost of printing and mailing information related to stockholders' meetings. We believe that these costs will be offset by the benefit of greater access to capital and an improved trading market and liquidity for our stockholders. However, the costs related to being public are largely fixed, while the benefits are dependent upon a number of factors, the success of which cannot be guaranteed.

It may be determined that certain issuances of our securities were not exempt from registration.

As previously disclosed in our Form 10-SB, AmendmentNo.3, a question was raised about the possibility that shares of our common stock may have been issued without registration, qualification or exemption under federal and state securities laws.  As a result, we further disclosed that we intended to make a voluntary rescission offer to certain purchasers all of whom were non-United States persons.  Such an offer has been made, and no shareholders have accepted.  Indeed, every affected shareholder has agreed not to rescind and has provided additional information supporting the exempt nature of the transactions in which they made their purchases.  As a result, we foresee no liability for payments required to anyone exercising a right to rescind.  Nevertheless, federal securities laws do not expressly provide that a rescission offer will terminate a shareholder’s right to rescind, so there is a possibility that we could continue to be liable under federal securities laws.  We cannot estimate the effect on our liquidity, financial position, results of operations and cash flows.  We have received no indication of any proposed action against us by federal authorities.  All the shares subject to the rescission offer were issued during the period October 1, 2002 through September 30, 2005 to non-United States persons.  As a result, it is our opinion that no state action is available, no state having jurisdiction over offshore sales; and none of these shares were issued to United States purchasers.  Furthermore, shares sold to United States persons during this period were exempt pursuant to Regulation D.  A Form D and state filings have been filed with appropriate authorities.  Finally, these shares may be subject to the statute of limitations.  All were issued more than a year ago and many of them over three years ago.  We cannot predict the full effect of the statutory limitations at this time.

A second question has arisen relative to shares issued to Mr. Wright, a consultant, pursuant to a registration statement on Form S-8 on the basis such form may not have been available to us.

It is our opinion that S-8 was properly utilized with respect to the Wright option shares.  Mr. Wright acted as a consultant, eligible for an option grant and there was an agreement and a plan.  One of the conditions for the use of Form S-8 is that the person receiving the shares may not engage in any activity for the purpose of creating a market for the shares or in a capital-raising transaction.  Mr. Wright has engaged in no such activities.  He has assisted us in the preparation our Form 10-SB, but it is our opinion that such does constitute an attempt to create a market.  Registration under the 1934 Act in itself does not create a market.  Any effort to create a public market would require that several additional steps be taken including negotiation with a market maker (required to be a registered broker dealer) for the purpose of inducing said market maker to file a Form 211 with NASD and obtain permission to trade our securities.  None of those steps have been taken.  Furthermore, Mr. Wright’s contract expressly provided he would provide no service that would render him ineligible to receive stock pursuant to an S-8 registration.  Mr. Wright has not been offered a right to rescind; and he has given no indication that he would request a rescission of his purchase for which he paid by providing other shares, i.e., he was entitled to acquire 7,605,000 shares, but received 7,452,900 shares, the difference of 152,100 being used to pay the $0.01 exercise price.  No cash was involved.  Even if Mr. Wright were to rescind, it is difficult to anticipate the amount of liability.  A cash payment would be no more than $76,050 ($0.01 per share); the alternative could be replacement shares issued pursuant to another registration or exempt transaction.  It is our opinion that neither scenario would have a material impact on our financial position.  Finally, with or without the S-8 registration, it is our opinion that no state action would be available as the issue would be exempt under applicable state law (Massachusetts).  Finally, there has been no indication of action by any regulatory agency regarding these shares.

Item 2 - Description of Property

Our principal corporate offices are currently located at 5337 Route 374, Merrill, New York and consist of approximately 150 square feet of office and administrative space that we lease from and share with Aqua Nature of USA, Inc. pursuant to an informal month-to-month lease arrangement. Luke Lalonde, our president and majority stockholder is the majority stockholder of Aqua Nature of USA, Inc.  Aqua Nature of USA, Inc.’s sole business is owning and managing properties controlled by Mr. Lalonde.  For the fiscal years ended September 30, 2006 and 2005, we paid Aqua Nature of USA, Inc. approximately $38,000 and $22,000 respectively in rent and services related to the property.

We are currently seeking to lease a new facility in or near Plattsburg, New York, which will serve as our principal corporate offices. We anticipate relocating to such a new facility during the fiscal year to end September 30, 2007.

Item 3 - Legal Proceedings

We are not presently involved in any legal proceedings nor are any material legal proceedings known to be threatened.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were presented to a vote of securities holders during the fourth quarter of the fiscal year covered by this report.

Part II

Item 5 - Market for Common Equity and Related Stockholder Matters

Market Information

As of December 29, 2006, there were outstanding 164,941,186 shares of our common stock of which 157,488,286 are restricted and may be transferred only pursuant to a registration under the Securities Act, Rule 144 or some other exemption from registration.  An additional 7,452,900 outstanding shares issued pursuant to the exercise of a stock option have been registered on a Form S-8, are unrestricted and freely tradable.  No shares are presently proposed to be publicly offered.  No shares are subject to options or warrants.   No shares are being publicly offered or authorized for issuance under equity compensation plans or under an individual compensation arrangement.

During the three fiscal years ended September 30, 2006, we issued 13,185,829 shares of common stock at various prices from $0.01 to $1.00 per share without registration under the 1933 Act.  All the shares were issued for cash, and the total consideration was approximately $1,497,041.  There was no public offering, and no fees or commissions were paid.  They were issued to non-United States persons and were exempt from registration pursuant to Regulation S promulgated under the 1933 Act.  Each purchaser has signed a purchase agreement establishing his/her status as a non-United States person.  The certificates representing these shares bear a legend restricting resale, and stop-transfer orders have been placed.

We are an Exchange Act reporting company.  However, currently, there is no established public trading market for our common stock. We are not sure that a public trading market for our common stock will ever develop or be maintained. We have not applied for a listing on any public trading exchange; however, we intend to qualify for quotation on the OTC Bulletin Board at a future date, by asking at least one broker dealer to make appropriate filings with the National Association of Securities Dealers, and to serve as market maker.

The Securities and Exchange Commission has promulgated rules affecting so-called "Penny Stocks," which are defined in Rule 15g-9 promulgated under the Exchange Act as equity securities whose market price is less than $5.00. We anticipate that our stock will fall under this definition. Transactions in Penny Stocks are restricted and regulated in several ways:

    Brokers must approve a client's account for transactions in Penny Stocks by obtaining information about the client's financial situation and making a determination that Penny Stocks are suitable for the client, or that clients have sufficient experience to evaluate the investment in a Penny Stock themselves;

    Brokers must receive a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased;

    Brokers must deliver to the client prior to a transaction in Penny Stocks a written disclosure statement highlighting the basis for the suitability decision, as well as that the broker or dealer received a signed, written agreement from the investor prior to the  transaction.
    Disclosure about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions; and

    Brokers must furnish the client with monthly account statements with recent price information about the client's Penny Stocks and setting forth information about the limited market in Penny Stocks.

These regulations could make it more difficult for investors to transact in our common stock, and therefore, a market in our securities may be less developed than that of otherwise similar issuers who are not subject to Penny Stock regulations.

Holders

On December 29, 2006, there were approximately 922 holders of record of our common stock.  There is no other class outstanding.

Dividends

Dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of our board of directors. We have never declared or paid any dividends on our common stock and we do not intend to pay dividends on our common stock in the foreseeable future. We anticipate that we will retain any earnings to finance the growth and development of our business and for general corporate purposes.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no existing compensation plans.  An earlier option plan has been fully exercised, and the plan has terminated.

Item 6 - Management's Discussion and Analysis or Plan of Operation

This report contains what may be deemed to be forward looking statements. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Factors that may affect future results" in the following Plan of Operation and elsewhere in this report. See also Cautionary Statement, Part 1 on page 1.

Plan of Operation

The following discussion of our plan of operation for the next 12 months should be read in conjunction with our financial statements, any notes related thereto, and the other financial data included elsewhere in this annual report.

Overview

SuperDirectories, Inc., a Delaware corporation, was formed in October 1999 under the name LukeSmart, Inc.  In July 2001, we changed our name to SuperDirectories, Inc.

Our plan of operation for the next twelve months is completely dependent upon our success in raising additional capital.

At the present time we have approximately $624,000 of cash available and expect to raise approximately $1,000,000 of additional capital during the next 12 months.  We believe that we can satisfy all of our capital requirements for the next 18 months from those sources described immediately above.

As in previous periods, we will engage consultants to perform “human” editing services, expanding the quality and size of our searchable directory.  As expansion occurs, and as increased user activity places greater demand on the system, more hardware (servers and routers) will be added to manage the increased volume of data stored in the database and presented by the online directory.

Except for one or more servers and routers as may be occasioned by large demand for our directory, we do not expect to purchase any significant equipment or make any other capital expenditure; and

We do expect, subject to the limitations explained above, to lease an office facility consisting of 2,500 square feet, to equip it with proper furniture and equipment, to engage up to 22 total employees or consultants to be deployed therein and to commence marketing and selling activities.  Our timetable for any and all of these activities and the associated costs are dependent on capital raising and the success of marketing and selling activities.  Reference is made to the schedule shown below for our best estimate of the timing and use of capital: for the fiscal year to end on September 30, 2007.

Uses of Capital	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Servers, Routers			$ 35,000	$ 35,000	$ 70,000
Office Furniture, Equipment	$ 11,000	$ 11,000	22,000	22,000	66,000
Payroll, Consulting	45,000	90,000	135,000	180,000	450,000
Office Rent	12,500	12,500	12,500	12,500	50,000
	$ 68,500	$ 113,500	$ 204,500	$ 249,500	$ 636,000

We have described above, pursuant to 303(a)[1] of Regulation SB, our plan for the deployment of new capital.  During the past year, our CEO has received numerous telephone and email inquiries from our shareholders and potential investors referred by our shareholders, seeking to acquire common stock in private transactions.  Since May 2006, individual sales have been made to 147 investors for 576,994 shares at $1.00 per share.  Although a placement plan or offering strategy has not been adopted, management is confident that the present level of interest will continue and approximately $1,000,000 additional capital will be raised in the 12 months to follow.  Management believes it can obtain significant new capital on short notice by private sales of restricted shares to interested investors who have approached us.  In addition, management can delay expenditures until capital is raised.

Pay Per Click A major portion of revenue is expected to come from Pay Per Click fees which we will commence as soon as possible after September 2006.  We are presently generating 15,000 clicks per month and we have no agreements in place at this time to convert clicks to dollars.  Our rate structure will be a flat $0.25 per click compared to an average of $0.92 for Google and Yahoo the most measurable in our industry who generate more than 2,000,000 clicks per day.  We expect to increase our monthly click rate as rapidly as our financing will permit and our conversion to payment to approximately 50% at the $0.25 rate.

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

Bookings revenues will generate from electronic linking with Hotel chains, Tour operators and other large Internet sellers of services such as Cruise lines, Resorts, Golf and other sports and recreation packagers.  We have a most complete listing of such sites and will start working them for agreements during fiscal year 2007.

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

We have projected the opening of new offices in Plattsburg NY during fiscal year 2007.  In addition, new hires are contemplated for marketing and administration.  We do not anticipate the purchase or sale of major equipment other than office furniture and equipment.

Independent directory consultants are trained to research subjects for our directory.  We have had good success with these and presently use seven on a contractor basis only.  We expect to add 15 more as financing permits for the full year.  These people create new categories and add websites to our directory.

We are now upgrading our server network by adding router machines to our existing servers.  More servers in different locations will be added as the user-traffic volume and origin-locus will require.

We currently have three servers in operation – two in Watertown, New York at facilities operated by Westelcom and one installed at facilities operated by MCI in Montreal, Quebec.  By the end of the current fiscal year, we will install a fourth server in Plattsburg, New York.  It is our plan to have all these facilities in operation and producing revenues in fiscal year 2007.

We are expanding the number of URLs at a rate of approximately 1,000 a day and the number of categories into which we classify URLs at a rate of approximately 700 a day.  We also plan to increase the number of Internet editors and leverage their efforts for growth.

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

Paid inclusion on listing will provide relevant search traffic with the submission of only a URL, title and description.  Each click to a paid inclusion listing will be billed on a simple pre-set “cost per click”.  Paid inclusion listing will be boosted into the sponsored search section of the search results page when space is available.  In addition, we will pursue alternative revenue generating opportunities such as providing research and booking search tools for certain on line service providers such as hotels, airlines, car rental and vacation packages as well as comparison shopping tools for users to find, research, compare and purchase products on line.  We publish our data in a proprietary and unique set of categories in specific taxonomy, which has over 1,161,162 searchable categories as of December 18, 2006.  We expect to develop technology for incorporating maximum “cost per click” and click through rate in the placement of listings in search results, updated throughout the day.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates:  On an ongoing basis, we evaluate our estimates, including those related to reserves, impairment of website development cost, value of our stock issued to consultants for services and deferred taxes. We base our estimates on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items are reasonable.

Stock Options to Consultants:  We apply SFAS 123(R), "Share-Based Payment," as amended, in accounting for stock options issued to employees and non-employees.  This statement requires the Company to measure the cost of employee or non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which the employee or non-employee is required to provide service in exchange for the award.

Accounting for Long-Lived Assets: Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that the Company record an impairment charge on finite-lived intangibles or long-lived assets to be held and used when the Company determines that an indicator exists and the carrying value of intangible assets and long-lived assets may not be recoverable.  Based on the existence of one or more indicators of impairment, we measure any impairment of intangibles or long-lived assets based on the difference between book value of the asset and fair value as determined using a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in its business model.  Our estimate of cash flows requires significant judgment based on its historical results and anticipated results and is subject to many factors.

In accordance with EITF 00-2, Accounting for Website Development Costs, and SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalized certain website development costs totaling $4,720 and $11,654 during the years ended 2005 and 2006, respectively.  Capitalized website development costs were included in property and equipment and were to be amortized over a period of three years once the website was ready for its intended use.  However, as discussed above, we regularly review the carrying value of intangible assets including capitalized website development costs.  At September 30, 2006, we were uncertain as to the timing of the commencement of operations.  Accordingly, we determined that the fair value of the website development costs could not be established and an impairment loss of $243,903 was recognized to write off the carrying value of the Website Development Costs.

Deferred Income Tax Asset Valuation Allowance: We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized.  In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence including our operating results, ongoing prudent and feasible tax planning strategies and forecasts of future taxable income on a jurisdiction basis.  In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount an adjustment to the valuation allowance would likely increase stockholders’ equity as substantially all our net operating losses result from employee stock option deductions.

Item 7 - Financial Statements

The information following presents an audited balance sheet of the Company as of September 30, 2006 and audited statements of operations, cash flows and changes in stockholders’ equity for each of the 2 years then ended and for the period from November 15, 1999 (inception) to September 30, 2006.

Index to Financial Statements

Contents

Report of Independent Registered Public Accounting Firm

Financial Statements

Balance Sheet

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

F-7 – F-13

SUPERDIRECTORIES, INC.

(A Development Stage Company)

Audited Financial Statements

From Inception (November 15, 1999)

 to September 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of SuperDirectories, Inc.

We have audited the accompanying balance sheet of SuperDirectories, Inc. (a development stage company) as of September 30, 2006, and the related statements of operations, stockholders’ equity and cash flows for each of the two years then ended, and for the period from November 15, 1999 (inception), to September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SuperDirectories, Inc. as of September 30, 2006, and the results of its operations and its cash flows for each of the two years then ended, and from November 15, 1999 (inception), to September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

GOFF BACKA ALFERA & COMPANY, LLC.

Pittsburgh, Pennsylvania

December 18, 2006

SuperDirectories, Inc.
(A Development Stage Company)
Balance Sheet

September, 30 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$692,695
Prepaid expenses	8,261

TOTAL CURRENT ASSETS	700,956

PROPERTY AND EQUIPMENT
Office equipment	75,583
Less accumulated depreciation	(34,144)

TOTAL PROPERTY AND EQUIPMENT	41,439

TRADE NAME, NET	2,245

TOTAL ASSETS	$744,640

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$165
Accrued expenses	36,857

TOTAL CURRENT LIABILITIES	37,022

TOTAL LIABILITIES	37,022

STOCKHOLDERS' EQUITY
STOCKHOLDERS' EQUITY
Capital stock, par value $.01 per share, 200,000,000 shares
authorized. 164,920,936 shares issued and outstanding	1,649,209
Additional paid in capital	4,226,507
Common stock subscriptions	4,040
Accumulated loss during the developmental stage	(5,172,138)

TOTAL STOCKHOLDERS' EQUITY	707,618

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$744,640

The accompanying notes are an integral part of these financial statements.

F-3

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Operations

			November 15, 1999 (Inception) to Sept. 30, 2006
		Years Ended September 30,

	2005	2006

REVENUES
Operating income	$–	–	$–

TOTAL OPERATING INCOME	–	–	–

EXPENSES
Consultants	2,549,370	1,281,791	3,861,161
Legal and accounting	166,543	190,702	437,689
Impairment loss	–	243,903	243,903
Product development costs	20,402	78,751	189,600
Rental expense	22,000	43,302	269,477
Travel expense	10,370	11,132	44,876
Automobile expense	3,194	7,131	27,252
Depreciation	5,768	8,845	34,144
Start-Up Costs	–	–	17,500
Other taxes	1,930	1,001	15,649
Telephone	2,151	2,099	13,889
Office supplies	3,428	697	19,576
Amortization	217	217	1,012
Miscellaneous	150	–	888
Bank fees	77	30	580
Penalties	–	–	561
Advertising	–	–	158
Repair and maintenance	–	–	107
Insurance	–	–	3,423
Training	–	–	599
Web consulting	–	–	5,231

TOTAL EXPENSES	2,785,600	1,869,601	5,187,275

OTHER INCOME
Other income	–	–	125
Interest income	1,861	1,418	15,012

TOTAL OTHER INCOME	1,861	1,418	15,137

INCOME (LOSS) BEFORE INCOME TAXES	(2,783,739)	(1,868,183)	(5,172,138)

(PROVISION) BENEFIT FOR INCOME TAXES	–	–	–

NET LOSS	$(2,783,739)	$(1,868,183)	$(5,172,138)

EARNINGS(LOSS) PER COMMON SHARE - BASIC	$(0.02)	$(0.01)

EARNINGS(LOSS) PER COMMON SHARE - DILUTED	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASI C	155,879,153	163,337,199

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTE D	155,879,153	163,337,199

The accompanying notes are an integral part of these financial statements.			F-4

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity

	Shares	Amount	Additional Paid-In Capital	Common Stock Options	Common Stock Subscriptions	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	COMMON STOCK

Balance at November 15, 1999 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock	140,500,000	1,405,000	(1,000,000)	—	—	—	405,000
Net loss	—	—	—	—	—	(128,347)	(128,347)

Balance at September 30, 2000	140,500,000	1,405,000	(1,000,000)	—	—	(128,347)	276,653
Issuance of common stock	46,500	465	46,035	—	—	—	46,500
Net loss	—	—	—	—	—	(109,493)	(109,493)

Balance at September 30, 2001	140,546,500	1,405,465	(953,965)	—	—	(237,840)	213,660
Issuance of common stock	3,228,299	32,283	132,932	—	—	—	165,215
Net loss	—	—	—	—	—	(121,664)	(121,664)

Balance at September 30, 2002	143,774,799	1,437,748	(821,033)	—	—	(359,504)	257,211
Issuance of common stock	507,408	5,074	20,296	—	—	—	25,370
Net loss	—	—	—	—	—	(51,503)	(51,503)

Balance at September 30, 2003	144,282,207	1,442,822	(800,737)	—	—	(411,007)	231,078
Issuance of common stock	7,934,119	79,341	271,361	—	—	—	350,702
Net loss	—	—	—	—	—	(109,209)	(109,209)

Balance at September 30, 2004	152,216,326	1,522,163	(529,376)	—	—	(520,216)	472,571
Issuance of common stock	4,656,036	46,561	504,104	—	—	—	550,665

Stock Based Compensation Expensed
(Options valued at $.492 per share)	—	—	—	1,247,220	—	—	1,247,220
(Options valued at $.49 per share)	—	—	—	1,242,150	—	—	1,242,150

Exercise of stock options	2,484,300	24,843	1,217,307	(1,242,150)	—	—	—
Net loss	—	—	—	—	—	(2,783,739)	(2,783,739)

Balance at September 30, 2005	159,356,662	1,593,567	1,192,035	1,247,220	—	(3,303,955)	728,867
Issuance of common stock	595,674	5,956	589,718	—	—	—	595,674

Stock Based Compensation Expensed
(Options valued at $.492 per share)	—	—	—	1,247,220	—	—	1,247,220

Exercise of stock options	4,968,600	49,686	2,444,754	(2,494,440)	—	— `	—

Stock Subscriptions Received	—	—	—	—	4,040	—	4,040

Net loss	—	—	—	—	—	(1,868,183)	(1,868,183)

Balance at September 30, 2006	164,920,936	1,649,209	4,226,407	$—	$4,040	(5,172,138)	$707,618

The accompanying notes are an integral part of these financial statements.

F-5

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Years Ended September 30,		November 15, 1999 (Inception) to Sept. 30,
	2005	2006	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,783,739)	$(1,868,183)	$(5,172,138)
Adjustments to reconcile net loss to net cash used by operating activities:
Noncash Stock Compensation Expense	2,489,370	1,247,220	3,736,590
Depreciation	5,768	8,845	34,144
Amortization	217	217	1,011
Impairment loss	—	243,903	243,903
(Increase) decrease in assets:
Due from Stockholder	5,938	6,745	—
Prepaid taxes	(1,996)	(5,525)	(8,261)
Increase (decrease) in liabilities:
Accounts payable	556	(2,156)	165
Accrued expenses	22,474	(6,117)	36,857

NET CASH USED BY OPERATING ACTIVITIES	(261,412)	(375,051)	(1,127,729)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(18,122)	(47,707)	(319,485)
Trade name	—	—	(3,257)

NET CASH USED IN INVESTING ACTIVITIES	(18,122)	(47,707)	(322,742)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	550,665	595,674	2,139,126
Common stock subscriptions	—	4,040	4,040

NET CASH PROVIDED BY FINANCING ACTIVITIES	550,665	599,714	2,143,166

NET INCREASE IN CASH AND CASH EQUIVALENTS	271,131	176,956	692,695

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	244,608	515,739	—

CASH AND CASH EQUIVALENTS AT END OF YEAR	$515,739	$692,695	$692,695

SUPPLEMENTAL DISCLOSURES

Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Stock Options Exercised	$1,242,150	$2,494,440	$3,736,590

The accompanying notes are an integral part of these financial statements.

			F-6

SuperDirectories, Inc.

Notes to Financial Statements

Note 1 – Summary of significant accounting policies:

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

Effective November 21, 2005, the Company became a registered reporting company pursuant to the provision of Sections 12 and 13 of the Securities Exchange Act of 1934.  Its first report was its quarterly report on Form 10-QSB for the quarter ending December 31, 2005.

Accounting Method Applied

The accrual method is used for both financial reporting and income tax purposes.

Cash and Cash Equivalents

For the purpose of the balance sheets and statements of cash flows, the organization considers all unrestricted highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost when purchased. Depreciation of property and equipment is computed using the straight-line method based on the estimated useful lives of the assets.  The useful life of office equipment is from 3 to 5 years. Upon retirement or disposal of an asset, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the determination of net income (loss). Depreciation expense was $8,845 and $5,768 the years ended September 30, 2006 and 2005 respectively.

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 141, "Accounting for Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).

SuperDirectories, Inc.

Notes to Financial Statements

Note 1 – Summary of significant accounting policies (continued):

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets (continued)

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

In accordance with EITF 00-2, Accounting for Website Development Costs, and SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized certain website development costs totaling $4,720 and $11,654 during the years ended 2005 and 2006, respectively.  Capitalized website development costs were included in property and equipment and were to be amortized over a period of three years once the website was ready for its intended use.

As discussed above, Management regularly reviews the carrying value of intangible assets including capitalized website development costs.  At September 30, 2006, Management was uncertain as to the timing of the commencement of operations.  Accordingly, Management determined that the fair value of the website development costs could not be established and an impairment loss of $243,903 was recognized to write off the carrying value of the Website Development Costs.

Trade name is carried at cost less accumulated amortization. Intangible assets are generally amortized on a straight-line basis over the economic lives of the respective assets, generally two to fifteen years. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. The Company recorded amortization expense of $217 and $217 for 2005 and 2006, respectively.

SuperDirectories, Inc.

Notes to Financial Statements

Note 1 – Summary of significant accounting policies (continued):

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

Earnings (Loss) per Share of Common Stock

Earnings (loss) per share are computed by dividing net income (loss) by weighted average common shares outstanding for the period. Basis earnings per share are computed using an unadjusted weighted average number of shares of common stock. Diluted earnings per share are compiled using the weighted average number of shares of common stock, plus an adjustment for the dilutive effect of unexercised in-the-money stock options.  A reconciliation between basic and diluted weighted average common shares outstanding for the two years ended September 30, follows:

	2005	2006
Basic weighted average shares outstanding	155,879,153	163,337,199
Stock Option Shares	0	0
Diluted weighted-average shares outstanding	155,879,153	163,337,199

At September 30, 2005, options on 2,535,000 shares of common stock were not included in computing diluted earnings per share because their effects were anti-dilutive.

 Recent Accounting Pronouncements

The following recently issued pronouncements by the FASB were not effective as of September 30, 2006: SFAS No.  155 “Accounting for Certain Hybrid Financial Instruments”; SFAS No. 156 “Accounting for Servicing of Financial Assets”; SFAS No. 157 “Fair Value Measurements”; and SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.  None of these pronouncements will have any effect on the current financial statements.

SuperDirectories, Inc.

Notes to Financial Statements

Note 1 – Summary of significant accounting policies (continued):

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

Development Stage Activities

The Company was incorporated in the state of Delaware on November 15, 1999. Activities to date have been directed at developing a searchable directory of selected contents from the Internet and raising capital through the issuance of the Company’s capital stock.

Note 2 – Concentration of credit risk:

The Company maintains cash balances at a bank in New York. At September 30, 2006 and 2005, the Company’s cash balances exceeded the $100,000 insured by the Federal Deposit Insurance Corporation (FDIC) by $611,925 and $414,739 respectively.

Note 3 – Stockholder’s Equity:

During the three years ended September 30, 2005, the Company issued shares of stock without registration or qualification under federal and state securities laws. Although it is Management’s opinion that these sales were exempt from any such registration, additional steps have been taken to fortify our basis of exemption.  A Form D has been filed with SEC with respect to the 25 United States purchasers. The non-United States purchasers were offered a right to rescind, their remedy under Section 12.  None of them have asked for a rescission, and all have agreed to accept replacement certificates bearing an expanded and more restrictive legend.  They have also agreed to sell shares only pursuant to Regulation S and not to engage in hedging. They have also provided additional personal information in support of their status as non-United States investors.  None of the purchasers were, or are, directors, officers or beneficial owners. Based upon the foregoing Management believes that there will be no impact on financial status as no expenses will be involved other than those already paid for mailing and printing, approximately $15,000. Accordingly, the Company is of the opinion that no liability exists and no provision for liability has been made in the financial statement. The common stock was issued at various dates to non-employees at prices determined by the Company’s president.

SuperDirectories, Inc.

Notes to Financial Statements

Note 3 – Stockholder’s Equity (continued):

The following table summarizes the Company’s activity in its common stock since inception:

Description	# of shares issued	Share price	Cash proceeds
Issuance of common stock at $0.00 per share (1)	100,000,000	0.00	$ 0
Issuance of common stock at $0.01 per share	40,500,000	0.01	405,000
Balance at September 30, 2000	140,500,000		$405,000
Issuance of common stock at $1.00 per share	46,500	1.00	46,500
Balance at September 30, 2001	140,546,500		$451,500
Issuance of common stock at $0.05 per share	3,224,299	0.05	161,215
Issuance of common stock at $1.00 per share	4,000	1.00	4,000
Balance at September 30, 2002	143,774,799		$616,715
Issuance of common stock at $0.05 per share	507,408	0.05	25,370
Balance at September 30, 2003	144,282,207		$642,085
Issuance of common stock at $0.01 per share	330,000	0.01	3,300
Issuance of common stock at $0.02 per share	3,650,266	0.02	73,005
Issuance of common stock at $0.04 per share	1,197,401	0.04	47,896
Issuance of common stock at $0.05 per share	1,937,806	0.05	96,890
Issuance of common stock at $0.06 per share	272,600	0.06	16,356
Issuance of common stock at $0.10 per share	356,356	0.10	35,636
Issuance of common stock at $0.363 per share	136,690	0.363	49,619
Issuance of common stock at $0.50 per share	50,000	0.50	25,000
Issuance of common stock at $1.00 per share	3,000	1.00	3,000
Balance at September 30, 2004	152,216,326		$992,787
Issuance of common stock at $0.01 per share	516,234	0.01	5,163
Issuance of common stock at $0.05 per share	928,480	0.05	46,424
Issuance of common stock at $0.10 per share	2,222,602	0.10	222,260
Issuance of common stock at $0.15 per share	620,120	0.15	93,018
Issuance of common stock at $0.25 per share	22,000	0.25	5,500
Issuance of common stock at $0.50 per share	336,600	0.50	168,300
Issuance of common stock at $1.00 per share	10,000	1.00	10,000
Issuance of common stock per stock option (2)	2,484,300	N/A	N/A
Balance at September 30, 2005	159,356,662		$1,543,452
Issuance of common stock at $1.00 per share	595,674	1.00	595,674
Issuance of common stock per stock option (2)	4,968,600	N/A	N/A
Balance at September 30, 2006	164,920,936		$2,139,126

(1) On April 29, 2000, the Company issued 100,000,000 shares of common stock to the Company’s president in connection with his transfer to the Company of his legal right, title and interest in the internet website concept and design known as superdirectories.com.   Because the Company’s president did not have any historical cost basis in the website concept, the Company did not record an asset but rather a charge to additional paid in capital.

(2) Represents exercise by Frank G. Wright of vested stock options granted for services rendered related to the registration of the Company’s common stock under the Exchange Act and other business consulting services.

SuperDirectories, Inc.

Notes to Financial Statements

Note 4 – Stock Options:

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

On March 30, 2005, the consultant exercised his options to purchase 2,535,000 shares of the Company’s stock having a fair value of $.50 per share. In accordance with the option agreement, the consultant paid for the shares by returning 50,700 of those shares to the Company, which resulted in 2,484,300 shares being issued. In addition, the options exercisable upon the filing of the registration statement for 2,535,000 shares were vested, however not exercised at September 30, 2005.  Consulting expense of $2,489,370 was recognized in the year ended September 30, 2005 as a result of the options that became exercisable upon entering into the consulting agreement and those that became exercisable upon the filing of the registration statement.

The remaining 2,535,000 shares were vested during the quarter ended March 31, 2006, and consulting expense of $1,247,220 was recognized in that quarter.  These shares, along with those vested at September 30, 2005 were also exercised during the quarter ended March 31, 2006.  As with the earlier option exercise and in accordance with the option agreement, for each of the options for 2,535,000 shares the consultant paid for the shares by returning 50,700 shares to the Company, which resulted in a total of 4,968,600 shares being issued. The fair value of all options was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected Dividend	0.00%
Risk Free Interest Rate	3.61%
Expected Volatility	60%
Expected life (in years)	5 Years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.

Note 5 – Common stock subscriptions:

Prior to September 30, 2006, the Company received $4,040 for subscriptions to its common stock, which were not fulfilled until after September 30, 2006.

SuperDirectories, Inc.

Notes to Financial Statements

Note 6 – Related party transactions:

Shareholders received complimentary advertising on the SuperDirectories, Inc. website.  There was no recognized income from these activities. SuperDirectories, Inc. receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company of which the majority stockholder is the majority stockholder of SuperDirectories, Inc.  Services and rentals from related parties of $38,000 and $22,000 for the years ended September 30, 2006 and 2005 are included in the Statement of Operations.

Note 7 – Income taxes:

The net deferred tax benefits in the accompanying balance sheets include the following components:

Deferred tax assets

$2,162,362

Less: valuation allowance

(2,162,362)

 Net deferred tax liability                             $       —

Deferred taxes relate primarily to unused net operating loss carryforwards of approximately $5.2 million and differences between book and tax basis on fixed assets of approximately $7,000 at tax rates of 34% for Federal taxes and 8% for state taxes.  Due to the uncertainty regarding the level of future earnings, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized, principally due to the expiration of net operating loss carryforwards. There was no provision for income tax expense for 2006 and 2005.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In 2005, we changed accountants.  This has been fully disclosed in our Forms 10-SB and 8-K, as amended, previously filed.

None of our accountants, during the fiscal years ended September 30, 2005 and 2006 have advised us that internal controls did not exist or that they were unwilling to rely on management’s representations or that the scope of the audit should be expanded or that information had come to their attention that would materially impact the fairness or reliability of any opinion.  The prior accountants were authorized to respond fully to the inquiries of a successor.

Item 8A - Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing, and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

Item 8B –Other Information

No report was filed on Form 8-K, and none was required.

PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers, Key Employees and Directors

The following table sets forth the name, age and positions of Luke Lalonde, our sole executive officer and director and Gary Benware who acts as Chief Financial Officer.  Mr. Lalonde is serving as a director until the next annual meeting of stockholders and until his successor is elected and qualified or until his earlier resignation or removal. Mr. Lalonde is serving as our sole executive officer for a term which continues until the meeting of the board of directors which follows the next annual meeting of stockholders and until his successor shall have been chosen and qualified.  He devotes 100% of his time to our business.

Name	Age	Position(s)

Luke Lalonde	67	President, Treasurer and Sole Director
Gary Benware	57	Chief Financial Officer

Mr. Lalonde, 67, has served as our President and sole director since 1999. From 1993 until 1999, Mr. Lalonde was semi-retired. From 1980 until 1993, Mr. Lalonde was the founder, President and Chief Executive Officer of Aqua Nature, Inc., a natural spring water bottling company, located in Quebec, Canada. Mr. Lalonde also owned and operated AquiCulture, Inc., a rainbow trout farm, from 1972 until 1986. Both Aqua Nature, Inc. and AquiCulture, Inc. were sold to Danon, Inc. in 1993.  Mr. Lalonde is also majority shareholder of Aqua Nature of USA, Inc.  See Description of Property, Part I, Item 2.

Shareholders were offered free banners for an undetermined period in time.  There is no cost to the company and should eventually facilitate the sale of banners.  These banners were offered only to all existing shareholders and were not used in connection with a sale of securities.  No securities were issued in connection with them.  There was no dollar value attributed to this service.

Gary Benware, an independent accountant, has been a member of the accounting firm of Dragon Benware during the past five years.  He performs the function of Chief Financial Officer.  He is not a director, officer or employee of SuperDirectories.  See Executive Compensation Part III, Item 10 on page 25, Security Ownership of Certain Beneficial Owners, Part III on page 26.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our board of directors, which currently consists solely of Mr. Lalonde, handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board of directors would make a determination as to whether such person is independent, and otherwise meets the requirements of an audit committee financial expert.

Code of Ethics

The Company has adopted a Policy Statement on Business Ethics and Conflicts of Interest, which was approved by the Board of Directors, applicable to all employees, which is attached as an exhibit to this report.

Item 10.    Executive Compensation

The following table sets forth compensation paid to persons who may be considered executive officers of the Company during the three fiscal years ended September 30, 2006.

Name and Position	Year	Salary	Bonus	Other	Long Term(2)

Luke Lalonde President and Chief Executive Officer	2006 2005 2004	0 0 0	0 0 0	0 0 0
Gary Benware (1) Chief Financial Officer	2006 2005 2004	$32,325 21,010 24,700	0 0 0	0 0 0

(1) Mr. Benware has been a member of the accounting firm of Dragon Benware for the past five years.  As is customary with many startup companies, we retained his firm to provide internal accounting services.  The sums noted above were paid to the firm, and Mr. Benware received no compensation directly from us.  Neither he nor his firm own any of our shares.  He has been a member of the firm for the past five years.

(2) Neither Mr. Lalonde nor Mr. Benware received any long-term compensation in the form of Stock awards, SARs, LTIP payments or any other form.

Option Grants

Option Grants in Last Fiscal Year

We have not granted options to Mr. Lalonde or Mr. Benware at any time.

Director Compensation

Mr. Lalonde, our sole director, does not receive any compensation for acting as such.

Item 11.    Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table sets forth, as of December 31, 2006, certain information concerning the ownership of our common stock by:

    any person who is known to us to own beneficially 5% or more of our outstanding common stock;

    any director, president and executive officers; and

    director and executive officers as a group.

Unless otherwise indicated, the person named below has sole voting and investment power with respect to all shares shown as beneficially owned by him, except to the extent authority is shared by his spouse under applicable community property laws.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes all shares over which the subject individual has or shares voting or investment power.  We have no equity compensation plans.

As of December 18, 2006, there were approximately 164,941,186 shares of our common stock outstanding.  There is no plan or arrangement with respect to a change in control.

	Amount and Nature of
Name of Beneficial Owner	Beneficially Ownership	Percent of Class

Luke Lalonde (1)	100,000,000	60.7%
Gary Benware (2)	None	0%

(1) Mr. Lalonde's business address is in care of SuperDirectories, Inc., 5337 Route 374, Merrill, New York 12955.

(2) See Directors, Executive Officers, Promoters and Control Persons, Part III, Item 9 on page 22.

Item 12.    Certain Relationships and Related Transactions

We are parties to an informal arrangement with Aqua Nature of USA, Inc. pursuant to which we lease from them our principal corporate offices located at 5337 Route 374, Merrill, New York and we also receive certain telephone, internet, administrative, bookkeeping and related services. Luke Lalonde, our president and majority stockholder is the majority stockholder of Aqua Nature of USA, Inc.  See Description of Property, Part I, Item 2 on page 12.

In 2000, Mr. Lalonde transferred his legal right, title and interest in the SuperDirectories Internet website to the Company in exchange for 100,000,000 shares of our common stock.

Item 13 – Exhibits

3.1	Articles of Incorporation	*

3.2	By-laws	*

10	Consulting Agreement dated November 24, 2004
	Between the Company and Frank G. Wright	*

14	Code of Ethics

16.1	Letter from Sprouse & Anderson to SEC	*

16.2	Letter from Dragon Benware to SEC	*

31.1	Certification of Chief Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certificates

99	Share Subscription Agreement for non-United States Purchases	**

91.1	Website Letter from President	*

91.2	Index to Full Listings on http Superdirectories.com	*

*   Previously submitted with Form 10-SB as amended.

** Previously submitted with Form 10-QSB for period ending June 30, 2006.

Item 14 - Principal Accountant Fees and Services

The following table sets forth fees billed to the Company by our auditors during the fiscal years ended September 30, 2006 and 2005:

	September 30, 2006	September 30, 2005

1. Audit Fees	$31,300.00	$27,500.00
2. Audit Related Fees	41,867.00	4,644.00
3. Tax Fees	0.00	0.00
4. All Other Fees	0.00	0.00
Total Fees	$73,167.00	$32,144.00

Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Goff Back Alfera & Company, LLC in connection with statutory and regulatory filings or engagements.  The 2006 audit fees will be paid in 2007.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements, which are not reported under "Audit Fees."

Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All other fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2006 or 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SuperDirectories, Inc.

By: /s/ Luke LaLonde
Luke Lalonde
President and Chief Executive Officer
Date: December 29, 2006

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrants in the capacities and on the dates indicated:

By: /s/ Luke LaLonde	By: /s/ Gary Benware
Luke Lalonde	Gary Benware
Director and President	Principal Financial Officer
Date: December 29, 2006	Date: December 29, 2006

28