Form 10QSB
period 2006-12-31
SuperDirectories Inc.
filed 2007-02-12
CIK 1338624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

   ☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2006.

☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period _____________ to _____________

Commission File Number 333-126680

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to
file such reports), and (2) has been subject to such filing requirements for the past 90 days   ☒ Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes      ☒   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 164,949,336

Transitional Small Business Disclosure Format (Check one):      ☐  Yes      ☒   No

Superdirectories, Inc.

Contents	Page

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Item 1 Financial Statements

SuperDirectories, Inc.
(A Development Stage Company)
Balance Sheet

ASSETS

December 31, 2006 (UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents	$601,659
Due from stockholder	8,741
Prepaid expenses	11,261

TOTAL CURRENT ASSETS	621,661

PROPERTY AND EQUIPMENT
Office equipment	75,583
Less accumulated depreciation	(37,971)

TOTAL PROPERTY AND EQUIPMENT	37,612

TRADE NAME, NET	2,191

TOTAL ASSETS	$661,464

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,779
Accrued expenses	15,855

TOTAL CURRENT LIABILITIES	20,634

TOTAL LIABILITIES	20,634

STOCKHOLDERS’ EQUITY

Capital stock, par value $.01 per share, 200,000,000 shares authorized.
164,941,186 shares issued and outstanding at December 31, 2006	1,649,412
Additional paid in capital	4,246,554
Common stock subscriptions	8,540
Accumulated loss during the developmental stage	(5,263,676)
TOTAL STOCKHOLDERS’ EQUITY	640,830

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$661,464

The accompanying notes are an integral part of these financial statements.

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Operations

	Three Months Ended		November 15, 1999 (Inception) to Dec. 31, 2006
	December 31,
	2005	2006
REVENUES
Operating income	$—	$—	$—

TOTAL OPERATING INCOME	—	—	—

EXPENSES
Consultants	1,758	24,000	3,885,161
Legal and accounting	12,409	31,481	473,391
Product development costs	10,508	24,692	214,292
Rental expense	16,302	9,000	278,477
Impairment Loss	—	—	243,903
Travel expense	4,511	4,740	45,395
Automobile expense	466	1,297	28,549
Depreciation	1,852	3,827	37,971
Start—Up Costs	—	—	17,500
Other taxes	—	453	16,102
Telephone	407	428	14,317
Office supplies	151	875	20,451
Amortization	54	54	1,066
Miscellaneous	—	—	888
Bank fees	2	27	607
Penalties	—	—	561
Advertising	—	—	158
Repair and maintenance	—	—	107
Insurance	—	—	3,423
Training	—	—	599
Web consulting	—	—	5,231

TOTAL EXPENSES	48,420	100,874	5,288,149

OTHER INCOME
Other Income	—	—	125
Interest income	379	9,336	24,378
TOTAL OTHER INCOME	379	9,336	24,473

INCOME (LOSS) BEFORE INCOME TAXES	(48,041)	(91,538)	(5,263,676)

(PROVISION) BENEFIT FOR INCOME TAXES	—	—	—

NET LOSS	$(48,041)	$(91,538)	$(5,263,676)

Earnings (loss) per common share (basic)	(0.00)	(0.00)

Earnings (loss) per common share (diluted)	(0.00)	(0.00)

Weighted average common shares outstanding - basic	159,356,662	164,925,999

Weighted average common shares outstanding - diluted	159,356,662	164,925,999

The accompanying notes are an integral part of these financial statements.                                                                                                                                                                                                                                              2

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Common Stock Options	Common Stock Subscriptions	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	Shares	Amount

Balance at November 15, 1999 (Inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	140,500,000	1,405,000	(1,000,000)	—	—	—	405,000
Net loss	—	—	—	—	—	(128,347)	(128,347)

Balance at September 30, 2000	140,500,000	1,405,000	(1,000,000)	—	—	(128,347)	276,653
Issuance of common stock	46,500	465	46,035	—	—	—	46,500
Net loss	—	—	—	—	—	(109,493)	(109,493)

Balance at September 30, 2001	140,546,500	1,405,465	(953,965)	—	—	(237,840)	213,660
Issuance of common stock	3,228,299	32,283	132,932	—	—	—	165,215
Net loss	—	—	—	—	—	(121,664)	(121,664)

Balance at September 30, 2002	143,774,799	1,437,748	(821,033)	—	—	(359,504)	257,211
Issuance of common stock	507,408	5,074	20,296	—	—	—	25,370
Net loss	—	—	—	—	—	(51,503)	(51,503)

Balance at September 30, 2003	144,282,207	1,442,822	(800,737)	—	—	(411,007)	231,078
Issuance of common stock	7,934,119	79,341	271,361	—	—	—	350,702
Net loss	—	—	—	—	—	(109,209)	(109,209)

Balance at September 30, 2004	152,216,326	1,522,163	(529,376)	—	—	(520,216)	472,571
Issuance of common stock	4,656,036	46,561	504,104	—	—	—	550,665

Stock Based Compensation Expensed
(Options valued at $.492 per share)	—	—	—	1,247,220	—	—	1,247,220
(Options valued at $.49 per share)	—	—	—	1,242,150	—	—	1,242,150

Exercise of stock options	2,484,300	24,843	1,217,307	(1,242,150)	—	—	—
Net loss	—	—	—	—	—	(2,783,739)	(2,783,739)

Balance at September 30, 2005	159,356,662	1,593,567	1,192,035	1,247,220	—	(3,303,955)	728,867
Issuance of common stock	595,674	5,956	589,718	—	—	—	595,674

Stock Based Compensation Expensed
(Options valued at $.492 per share)	—	—	—	1,247,220	—	—	1,247,220

Exercise of stock options	4,968,600	49,686	2,444,754	(2,494,440)	—	— `	—

Stock Subscriptions Received	—	—	—	—	4,040	—	4,040

Net loss	—	—	—	—	—	(1,868,183)	(1,868,183)

Balance at September 30, 2006	164,920,936	1,649,209	4,226,507	—	4,040	(5,172,138)	707,618
Issuance of common stock	20,250	203	20,047	—	—	—	20,250

Stock Subscriptions Received	—	—	—	—	4,500	—	4,500

Net loss	—	—	—	—	—	(91,538)	(91,538)

Balance at December 31, 2006	164,941,186	1,649,412	4,246,554	$—	$8,540	(5,263,676)	$640,830

The accompanying notes are an integral part of these financial statements.

                                                                                                                                                                        3

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Cash Flows
	Three Months Ended December 31,		November 15, 1999 (Inception) to Dec. 31, 2006
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,041)	$(91,538)	$(5,263,676)
Adjustments to reconcile net loss to net cash used by operating activities:
Noncash Stock Compensation Expense	—	—	3,736,590
Depreciation	1,852	3,827	37,971
Amortization	54	54	1,066
Impairment Loss	—	—	243,903
(Increase) decrease in assets:
Due from Stockholder	6,745	(8,741)	(8,741)
Prepaid expenses	—	3,000	(11,261)
Increase (decrease) in liabilities:
Accounts payable	(2,320)	4,614	4,779
Accrued expenses	(36,190)	(21,002)	15,855

NET CASH USED BY OPERATING ACTIVITIES	(77,900)	(115,786)	(1,243,514)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(8,112)	—	(319,486)
Trade name	—	—	(3,257)

NET CASH USED IN INVESTING ACTIVITIES	(8,112	—	(322,743)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	20,250	2,159,376
Stock Subscriptions	—	4,500	8,450
Borrowings from stockholder	4,484	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,484	24,750	2,167,916

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(81,528)	(91,036)	601,659

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	515,739	692,695	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$434,211	$601,659	$601,659

SUPPLEMENTAL DISCLOSURES

Interest paid	$—	$—	$—

Interest paid	$—	$—	$—

Stock Options Exercised	$—	$—	$3,736,590

The accompanying notes are an integral part of these financial statements.

                                                                                                4

SuperDirectories, Inc.
A Development Stage Company
Notes to Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited financial statements of SuperDirectories, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Report on Form 10-KSB for the year ended September 30, 2006.

Note 2 – Summary of significant accounting policies:

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

General

SuperDirectories, Inc. is a corporation organized under the State of Delaware General Corporation Law. The Corporation was created on November 15, 1999 under the name LukeSmart, Inc. and was renamed SuperDirectories, Inc. on July 9, 2002. The Company is currently developing a searchable directory of selected contents from the Internet.

Accounting Method Applied

The accrual method is used for both financial reporting and income tax purposes.

Cash and Cash Equivalents

For the purpose of the balance sheet and statements of cash flows, the Company considers all unrestricted highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost when purchased. Depreciation of property and equipment is computed using the straight-line method based on the estimated useful lives of the assets. The useful life of office equipment is from 3 to 5 years. Upon retirement or disposal of an asset, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the determination of net income (loss). Depreciation expense was $3,827 and $1,852 the three months ended December 31, 2006 and 2005 respectively.

SuperDirectories, Inc.
A Development Stage Company
Notes to Financial Statements

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

In accordance with EITF 00-2, Accounting for Website Development Costs, and SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized certain website development costs totaling $4,720 and $11,654 during the years ended September 30, 2005 and 2006, respectively. Capitalized website development costs were included in property and equipment and were to be amortized over a period of three years once the website was ready for its intended use.

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

Trade name is carried at cost less accumulated amortization. Intangible assets with finite lives are generally amortized on a straight-line basis over the economic lives of the respective assets, generally two to fifteen years. As noted above, SFAS No 144 requires long-lived assets and certain identifiable intangible assets with finite lives be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that Management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. The Company recorded amortization expense of $54 for each of the three-month periods ended December 31, 2005 and 2006, respectively.

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
A Development Stage Company
Notes to Financial Statements

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

Diluted earnings per share are compiled using the weighted average number of shares of common stock, plus an adjustment for the dilutive effect of unexercised in-the-money stock options. A reconciliation between basic and diluted weighted average common shares outstanding for the three months ended December 31 follows:

	2005	2006

Basic weighted average shares outstanding	159,356,662	164,925,999
Stock Option Shares	0	0
Diluted weighted-average shares outstanding	159,356,662	164,925,999

At December 31, 2005, options on 2,535,000 shares of common stock were not included in computing diluted earnings per share because their effects were anti-dilutive.

Stock Options

The Company applies SFAS 123(R), "Share-Based Payment," as amended, in accounting for stock options issued to employees and non-employees. This statement requires the Company to measure the cost of employee or non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is then recognized over the period during which the employee or non-employee is required to provide service in exchange for the award.

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

Development Stage Activities

The Company was incorporated in the state of Delaware on November 15, 1999. Activities to date have been directed at developing a searchable directory of selected contents from the Internet and raising capital through the issuance of the Company's capital stock.

SuperDirectories, Inc.
A Development Stage Company
Notes to Financial Statements

Note 3 – Stockholders' Equity:

During the three years ended September 30, 2005, the Company issued shares of stock without registration or qualification under federal and state securities laws. Although it is Management's opinion that these sales were exempt from any such registration, additional steps have been taken to fortify our basis of exemption. A Form D has been filed with SEC with respect to the 25 United States purchasers. The non-United States purchasers were offered a right to rescind, their remedy under Section 12. None of them have asked for a rescission, and all have agreed to accept replacement certificates bearing an expanded and more restrictive legend. They have also agreed to sell shares only pursuant to Regulation S and not to engage in hedging. They have also provided additional personal information in support of their status as non-United States investors. None of the purchasers were, or are, directors, officers or beneficial owners.

Based upon the foregoing Management believes that there will be no impact on financial status as no expenses will be involved other than those already paid for mailing and printing, approximately $15,000. Accordingly, the Company is of the opinion that no liability exists and no provision for liability has been made in the financial statements. The common stock was issued at various dates to non-employees at prices determined by the Company's president.

The following table summarizes the Company's activity in its common stock since inception:

Description	# of shares issued	Share price	Cash proceeds
Issuance of common stock at $0.00 per share (1)	100,000,000	0.00	$ 0
Issuance of common stock at $0.01 per share	40,500,000	0.01	405,000
Balance at September 30, 2000	140,500,000		$405,000
Issuance of common stock at $1.00 per share	46,500	1.00	46,500
Balance at September 30, 2001	140,546,500		$451,500
Issuance of common stock at $0.05 per share	3,224,299	0.05	161,215
Issuance of common stock at $1.00 per share	4,000	1.00	4,000
Balance at September 30, 2002	143,774,799		$616,715
Issuance of common stock at $0.05 per share	507,408	0.05	25,370
Balance at September 30, 2003	144,282,207		$642,085
Issuance of common stock at $0.01 per share	330,000	0.01	3,300
Issuance of common stock at $0.02 per share	3,650,266	0.02	73,005
Issuance of common stock at $0.04 per share	1,197,401	0.04	47,896
Issuance of common stock at $0.05 per share	1,937,806	0.05	96,890
Issuance of common stock at $0.06 per share	272,600	0.06	16,356
Issuance of common stock at $0.10 per share	356,356	0.10	35,636
Issuance of common stock at $0.363 per share	136,690	0.363	49,619
Issuance of common stock at $0.50 per share	50,000	0.50	25,000
Issuance of common stock at $1.00 per share	3,000	1.00	3,000
Balance at September 30, 2004	152,216,326		$992,787
Issuance of common stock at $0.01 per share	516,234	0.01	5,163
Issuance of common stock at $0.05 per share	928,480	0.05	46,424
Issuance of common stock at $0.10 per share	2,222,602	0.10	222,260
Issuance of common stock at $0.15 per share	620,120	0.15	93,018
Issuance of common stock at $0.25 per share	22,000	0.25	5,500
Issuance of common stock at $0.50 per share	336,600	0.50	168,300
Issuance of common stock at $1.00 per share	10,000	1.00	10,000
Issuance of common stock per stock option (2)	2,484,300	N/A	N/A
Balance at September 30, 2005	159,356,662		$1,543,452
Issuance of common stock at $1.00 per share	595,674	1.00	595,674
Issuance of common stock per stock option (2)	4,968,600	N/A	N/A
Balance at September 30, 2006	169,920,936		$2,139.126
Issuance of common stock at $1.00 per share	20,250	1.00	20,250
Balance at December 31, 2006	164,941,186		$2,159.376

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
A Development Stage Company
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

Note 5 – Common stock subscriptions:

Prior to December 31, 2006, the Company received $8,540 for subscriptions to its common stock.

Note 6 – Related party transactions:

Shareholders received complimentary advertising on the SuperDirectories, Inc. website. There was no recognized income from these activities. SuperDirectories, Inc. receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company of which the majority stockholder is the majority stockholder of SuperDirectories, Inc. Services and rentals from related parties of $9,000 and $9,000 for the three months ended December 31, 2006 and 2005 are included in the Statement of Operations.

Note 7 – Income taxes:

The net deferred tax benefits in the accompanying balance sheet includes the following components:

Deferred tax assets	$2,206,474
Less: valuation allowance	(2,206,474)
Net deferred tax benefits	$—

Deferred taxes relate primarily to unused net operating loss carryforwards of approximately $5.2 million and differences between book and tax basis on fixed assets of approximately $7,000 at tax rates of 34% for Federal taxes and 8% for state taxes. Due to the uncertainty regarding the level of future earnings, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized, principally due to the expiration of net operating loss carryforwards. There was no provision for income tax expense for the three months ended December 31, 2006 and 2005.

Item 2. Management's discussion and Analysis or Plan of Operation

The following discussion of our plan of operation for the next 12 months should be read in conjunction with our financial statements, any notes related thereto, and the other financial data included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

Information provided in this Quarterly Report on Form 10-QSB may contain what may be deemed to be forward-looking statements that are not historical facts and information. These statements represent our expectations or beliefs, such as statements concerning future operating results, statements concerning industry performance, our operations, economic performance, financial conditions, margins and growth in sales of our products and capital expenditures. These forward looking statements include risks and uncertainties, many of which are not within our control, such as the uncertainty of future demand for our products; the uncertainty and timing of the successful development of the Company's new products; the risks associated with reliance on a few key customers; our ability to attract and retain personnel with the necessary scientific and technical skills; the timing and completion of significant orders; the timing and amount of our research and development expenditures; the timing and level of market acceptance of customers' products for which the Company supplies components; the level of market acceptance of competitors' products; our ability to control costs associated with performance under fixed price contracts; the performance and reliability of our vendors; potential product and contractual liability to its customers; and the continued availability to our Company of essential supplies, materials and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertakes no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. For this purpose, all statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from the forward-looking statements or views expressed herein. Our financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents we have filed with the Securities and Exchange Commission, including the Company's most recent Form 10-KSB.

General

SuperDirectories, Inc. (the "Company" or "we"), a Delaware corporation, was formed in October 1999. Our corporate offices are located at 5337 Route 374, Merrill, New York 12955, and our telephone number is (518) 425-0320. Our website is located at www.superdirectories.com. We are a development stage company whose activities to date have included organization of the company, design and development of the SuperDirectories website linking to our searchable directory of selected materials, which is its database, all a part of the same searchable directory; continued improvement and expansion of the same leading to its readiness for commercialization. We have not been involved in any bankruptcy, receivership or similar proceeding or in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets other than in the ordinary course of business.

Our Business

SuperDirectories is not a "search engine". Our principal product is a searchable directory of selected topics presented on the Internet, at www.superdirectories.com. It is not possible to search the Internet from within the SuperDirectories searchable directory - database. The search capability offered to Super Directories' users is limited to searching our own database. As an additional user convenience, SuperDirectories' website provides links to major search engines to assist users to make searches via other firms' search engines. These links, permitting Internet search, are not a significant element in the SD presentation.

Contents of our directory/database represent our selection of material suitable for inclusion in our directory from the much larger selection of material to be found on the Internet. We use the terms "human edited" and "full text" searchable to describe our directory/database and its self-search features. Human editing, the selection of content, is done by independent contractors ("editors") engaged by us for the purpose. Each of our editors has been trained to create new categories and revise existing categories in our directory and add new pertinent websites. The "Human Editing Process" bears an average cost of $0.92 per category including a minimum of one website link. Our competitors use a "Spiral" editing done by machines that are considerably more expensive and do not deliver links. The potential limitations on the information are directly proportioned to the number of consultants collecting such information. A consultant now bookmarks an average of 320 links per day into our database. It is our goal to grow this to over 500 per day with additional training. We now have 12 consultants, 8 working on adding new information and 4 on revising information. We are now hiring and training two new consultants every month. We have 1,182,105 categories and 770,067 links in our database; we expect to add over 20,000 links per day within one year. We have a program that checks for "dead links" every day.

Human editing is the process of selection for and entry into our database of selected URL's representing desired content. The selection process has enabled and will enable us to accumulate a database of disciplined completeness, (an orderly pattern) to link subject to location. The database is constructed and programmed to allow "full text" rather than "keyword" search of its directory. Full text search limits the search response to only those that match the inquiring text and its sense completely. As an example only, a search for "Fishing Charters in Massachusetts" (if it were offered) would yield only sites that represent fishing charters available in Massachusetts, not a general Fishing Charters listing and not other information about Massachusetts. The editors are given assignments in broad topic areas. They search for and select sites to be included based upon their specific assignments within the framework of their training and experience. The final word on selection rests with our Chief Executive Officer. We have established a priority list for the subjects to research based upon their Internet search popularity.

Our market is the entire universe of Internet directory searchers. We seek to add materially to the depth and breadth of our database, ultimately presenting the market with a disciplined directory (the object of our intent and effort) of defined term listings, each item of which matches precisely to the textual sense of the phrase entered by the searcher.

The search feature of our directory allows users to query our database in many different ways such as category, name, location, chain or company affiliation plus limits by other selected modifiers such as "non-smoking" or "services only" because the "Full Text Structure" of our directories is designed to accommodate such searches. SuperDirectories' independent contractor consultants add content to the SuperDirectories website in a manner which accommodates content and context search queries rather than simply keyword searches. "Full Text" searching is the capability of SuperDirectories' system that provides a narrower search, more directly matched to the context and content of the database's human edited offerings. "Full Text" search limits the search response to only those items that match the inquiring text and its sense completely. Our goal is to offer a more limited and precise source of directory service. Our directory is organized to provide relevance for both category-based and keyword searches. Searches may also be conducted by location or subject by making use of "options on queries" type tools. These are represented by common database software functions. When searching a database, one might add refinement to a search by selecting from among a list of options to be added to or omitted from a search "query". Our navigation interface allows a user to follow a search path into categories and sub-categories visually on the screen. The database shows all countries and major cities of the world, regions, countries or best links to them, and a multitude of subjects in organized and classified listings. Our directory includes a collection of 1,182,105 active searchable categories and links to more than 770,067 selected websites as of January 29, 2007. As we add searchable categories and links to relevant websites increasing those totals approximately every two hours, we expect to grow in marketability. We have a program that checks the connectivity of all the URLs in its database every six hours. Any URLs that do not open within 10 seconds are listed and rechecked daily for 30 days and then automatically deleted if not active. Our consultants routinely revise the directory content and our database is now growing at a rate of 1,500 categories per day.

To the extent service businesses are dominant in our database, that focus is not a planned limitation. It is our intention eventually to cover a much wider base of topics, however, until we exhaust the availability of one such as service offerings, we are unlikely to move on to others (manufacturing, research, biotechnology and other sciences, for example). As our capital raising progresses, we will determine whether and when to broaden the scope of any expansion.

SuperDirectories' human edited content and full text search capability is housed in servers in Watertown, NY and Montreal, QC (with additional servers to be acquired as needed) and accessed via www.superdirectories.com. Our routers are selected and configured to lead each user to the fastest available connection. A third machine (server), internally known as "our database machine", is not available to Internet users, but is remotely accessible to our consultants by their individual security passwords. The database machine does replicate every two hours to the other www machines all the new categories and websites that were added to the database machine since their last replication. The two hours setting is an option and could be changed for any other time setting.

"SuperDirectories" is a United States registered Service Mark (No. 2,425,941), and superdirectories.com, superdirectories.biz, superdirectories.info, superdirectories.us and lukesmart.com are domain names owned by the Company. The servers contain the directory structure and content and are fully searchable "Full Text Databases". Over the years, we have developed and refined many software programs of our own to assist our consultants in their research, download through the internet, remotely create and organize categories with websites links into our database. We do not publish the source of our programs.

Although we have been in existence for seven years, we have developed only as far as we have because Management has chosen to develop at a pace that does not strain or exceed our ability to attract private investors in support of our development.

PLAN OF OPERATION

The following discussion of our plan of operation for the next 12 months should be read in conjunction with our financial statements, any notes related thereto, and the other financial data included in our Annual Report on Form 10-KSB.

Our plan of operation for the next twelve months is completely dependent upon our success in raising additional capital. At the present time we have approximately $557,000 cash available and, although we have no assurance that we can do so, expect to raise approximately $1,000,000 of additional capital during the next 12 months. We believe we can satisfy all of our capital requirements for the next 18 months from those sources described immediately above.

As in previous periods, we will engage consultants to perform "human" editing services, expanding the quality and size of our searchable directory. As expansion occurs, and as increased user activity places greater demand on the system, more hardware (servers and routers) will be added to manage the increased volume of data stored in the database and presented by the online directory.

Except for one or more servers and routers as may be occasioned by large demand for our directory, we do not expect to purchase any significant equipment or make any other capital expenditure. We do expect, subject to the limitations explained above, to lease an office facility consisting of 2,500 square feet, to equip it with proper furniture and equipment, to engage up to 22 total employees or consultants to be deployed therein and to commence marketing and selling activities. Our timetable for any and all of these activities and the associated costs are dependent on capital raising and the success of marketing and selling activities. Reference is made to the schedule shown below for our best estimate of the timing and use of capital.

Incremental Uses of Capital

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Servers, Routers			35,000	35,000	70,000
Office Furniture, Equipment	11,000	11,000	22,000	22,000	66,000
Payroll, Consulting	45,000	90,000	135,000	180,000	450,000
Office Rent	12,500	12,500	12,500	12,500	50,000
	68,500	113,500	204,500	249,500	636,000

We do not maintain a "litany" of specific steps or time frames for commencing and completing each step or the estimated cost thereof or the anticipated source of funds. Our disclosure below indicates our dependency upon capital to be raised and the general nature of our plan. We do not, and cannot, provide specific details of a non-specific plan. We have described above, pursuant to 303(a) 1 of Regulation SB, our plan for the deployment of new capital. During the past year, our CEO has received numerous telephone and email inquiries from our shareholders and investors referred by our shareholders, seeking to acquire common stock in private transactions. Since May 2006, individual sales have been made to 147 investors for 576,994 shares at $1.00 per share. Our cash balances at February 6, 2007 were approximately $557,000 and our expenditures during the fiscal year ended September 30, 2006 were approximately $600,000. Based upon this experience we feel we can conclude that we can currently satisfy our cash requirements based solely on the current cash available. Based upon past interest shown by unsolicited investors, Management believes it can obtain significant new capital on short notice by private sales of restricted shares to interested investors who have approached us. In addition, management can delay expenditures until capital is raised, except for any long-term rent commitment (not yet agreed to) as the prospective expenditures considered above are totally discretionary and may be delayed at any time.

Pay Per Click A major portion of revenue is expected to come from Pay Per Click fees that we will commence as soon as possible. We are presently generating 15,000 clicks per month and we have no agreements in place at this time to convert clicks to dollars. Our rate structure will be a flat $0.25 per click compared to an average of $0.92 for Google and Yahoo the most measurable in our industry that generate more than 2,000,000 clicks per day. We expect to increase our monthly click rate as rapidly as our financing will permit.

Banners will be sold on an annual basis, starting as soon as possible and we will attempt to convert all present (trial basis) free-banner sites to paid sites. The program has not commenced, no transactions have been recorded and no sums raised or fee received. Listing fees will be offered at $150.00 per page listed compared to more than $500.00 for the big players like Google and Yahoo. A "Submit" form will be installed on our site.

Associates and Affiliates programs are those such as EBay and Amazon who pay between 8% and 15% of the sale referred. We will start our campaign for these listing as soon as possible, but have not yet done so.

Bookings revenues will generate from electronic linking with Hotel chains, Tour operators and other large Internet sellers of services such as Cruise lines, Resorts, Golf and other sports and recreation packagers. We have an extensive listing of such sites and will start working them for agreements as soon as possible. None have been entered into yet.

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

We have projected the opening of new offices in Plattsburgh NY during 2007. In addition, new hires are contemplated for marketing and administration. We do not anticipate the purchase or sale of major equipment other than office furniture and equipment.

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

We currently have three servers in operation – two in Watertown, New York at facilities operated by Westelcom and one installed at facilities operated by MCI in Montreal, Quebec. By the end of the current fiscal year, we will install a fourth server in Plattsburg, New York. It is our plan to have all these facilities in operation and producing revenues during 2007.

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

Paid inclusion on listing will provide relevant search traffic with the submission of only a URL, title and description. Each click to a paid inclusion listing will be billed on a simple pre-set "cost per click". Paid inclusion listing will be boosted into the sponsored search section of the search results page when space is available. In addition, we will pursue alternative revenue generating opportunities such as providing research and booking search tools for certain on line service providers such as hotels, airlines, car rental and vacation packages as well as comparison shopping tools for users to find, research, compare and purchase products on line. We publish our data in a proprietary and unique set of categories in specific taxonomy, which has over 1,182,105 searchable categories as of January 29, 2007. We expect to develop technology for incorporating maximum "cost per click" and click through rate in the placement of listings in search results, updated throughout the day.

Our database software is basically a modified Microsoft SOL. We have also written 38,000 pages of script to run our database and search performance.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. A detail discussion of our accounting policies is included in our Annual Report on Form 10-KSB as of September 30, 2006.

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

Item 3 - Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing, and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings – Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Incorporated by reference to registrant's Form 10-SB, Part II, Amendment No. 3, filed on November 9, 2006, Commission File No. 0-51533.

Item 3. Defaults Upon Senior Securities – Not applicable

Item 4. Submissions of Matters to Shareholders – Not applicable

Item 5. Other Information

The issuer has filed a Registration Statement on Form 10-SB that became effective on November 21, 2005. Amendment No. 3 to the Form 10-SB was filed on November 9, 2006.

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

SuperDirectories, Inc.

Date:	February 8, 2007	By:	/s/ Luke Lalonde
Luke Lalonde, President and Chief
Executive Officer