Form 10QSB
period 2007-03-31
SuperDirectories Inc.
filed 2007-05-21
CIK 1338624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

   ☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007.

☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period _____________ to _____________

Commission File Number 000-51533

SuperDirectories, Inc.
(Exact name of small Business Issuer as specified in its charter)

Delaware	14-1817301
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

5337 Route 734
Merrill, NY	12955
(Address of principal corporate offices)	(Postal or Zip Code)

Registrant’s telephone number, including area code:	(518) 425-0320

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 164,961,336

Transitional Small Business Disclosure Format (Check one):      ☐  Yes      ☒   No

Superdirectories, Inc.

Contents	Page

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Item 1 Financial Statements

SuperDirectories, Inc.
(A Development Stage Company)
Balance Sheet

ASSETS	March 31, 2007 (UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents	$457,903
Due from stockholder	1,566
Prepaid expenses	11,717

TOTAL CURRENT ASSETS	471,186

PROPERTY AND EQUIPMENT
Office equipment	75,583
Less accumulated depreciation	(41,750)

TOTAL PROPERTY AND EQUIPMENT	33,833

TRADE NAME, NET	2,138

TOTAL ASSETS	$507,157

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,980

TOTAL CURRENT LIABILITIES	5,980

TOTAL LIABILITIES	5,980

STOCKHOLDERS’ EQUITY

STOCKHOLDERS’ EQUITY
Capital stock, par value $.01 per share, 200,000,000 shares
authorized. 164,951,336 shares issued and outstanding	1,649,513
Additional paid in capital	4,256,602
Accumulated loss during the developmental stage	(5,404,938)

TOTAL STOCKHOLDERS’ EQUITY	501,177

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$507,157

The accompanying notes are an integral part of these financial statements.

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Operations

(UNAUDITED)

					November 15, 1999 (Inception) to
	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2007	2006	2007	March 31, 2007

REVENUES
Operating income	$—	$—	$—	$—	$—

TOTAL OPERATING INCOME	—	—	—	—	—

EXPENSES

Consultants	1,247,220	16,000	1,248,978	40,000	3,901,161
Legal and accounting	75,660	53,055	88,069	84,536	526,446
Product development costs	16,809	50,692	27,317	75,384	264,984
Rental expense	9,000	9,000	25,302	18,000	287,477
Impairment Loss	—	—	—	—	243,903
Travel expense	2,427	4,827	6,938	9,567	50,222
Automobile expense	1,765	2,186	2,231	3,483	30,735
Depreciation	1,817	3,778	3,669	7,605	41,749
Start-Up Costs	—	—	—	—	17,500
Other taxes	(320)	846	(320)	1,299	16,948
Telephone	636	897	1,043	1,325	15,214
Office supplies	155	314	306	1,189	20,765
Amortization	55	55	109	109	1,121
Miscellaneous	—	—	—	—	888
Bank fees	5	75	7	102	682
Penalties	—	—	—	—	561
Advertising	—	—	—	—	158
Repair and maintenance	—	—	—	—	107
Insurance	—	—	—	—	3,423
Training	—	—	—	—	599
Web consulting	—	—	—	—	5,231

TOTAL EXPENSES	1,355,229	141,725	1,403,649	242,599	5,429,874

OTHER INCOME
Other Income	—	—	—	—	125
Interest income	1	463	380	9,799	24,811

TOTAL OTHER INCOME	1	463	380	9,799	24,936

INCOME (LOSS) BEFORE INCOME TAXES	(1,355,228)	(141,262)	(1,403,269)	(232,800)	(5,404,938)

(PROVISION) BENEFIT FOR INCOME TAXES	—	—	—	—	—

NET LOSS	$(1,355,228)	$(141,262)	$(1,403,269)	$(232,800)	$(5,404,938)

Earnings (loss) per common share (basic)	0.00	0.00	0.00	0.00

Earnings (loss) per common share (diluted)	0.00	0.00	0.00	0.00

Weighted average common shares outstanding - basic	161,840,962	164,946,261	161,012,862	164,937,819

Weighted average common shares outstanding - diluted	161,840,962	164,946,261	161,012,862	164,937,819

The accompanying notes are an integral part of these financial statements.                                                                                                                                                                                                                                              2

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity
(UNAUDITED)

	COMMON STOCK		Additional Paid-In Capital	Common Stock Options	Common Stock Subscriptions	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	Shares	Amount

Balance at November 15, 1999 (Inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	140,500,000	1,405,000	(1,000,000)	—	—	—	405,000
Net loss	—	—	—	—	—	(128,347)	(128,347)

Balance at September 30, 2000	140,500,000	1,405,000	(1,000,000)	—	—	(128,347)	276,653
Issuance of common stock	46,500	465	46,035	—	—	—	46,500
Net loss	—	—	—	—	—	(109,493)	(109,493)

Balance at September 30, 2001	140,546,500	1,405,465	(953,965)	—	—	(237,840)	213,660
Issuance of common stock	3,228,299	32,283	132,932	—	—	—	165,215
Net loss	—	—	—	—	—	(121,664)	(121,664)

Balance at September 30, 2002	143,774,799	1,437,748	(821,033)	—	—	(359,504)	257,211
Issuance of common stock	507,408	5,074	20,296	—	—	—	25,370
Net loss	—	—	—	—	—	(51,503)	(51,503)

Balance at September 30, 2003	144,282,207	1,442,822	(800,737)	—	—	(411,007)	231,078
Issuance of common stock	7,934,119	79,341	271,361	—	—	—	350,702
Net loss	—	—	—	—	—	(109,209)	(109,209)

Balance at September 30, 2004	152,216,326	1,522,163	(529,376)	—	—	(520,216)	472,571
Issuance of common stock	4,656,036	46,561	504,104	—	—	—	550,665

Stock Based Compensation Expensed
(Options valued at $.492 per share)	—	—	—	1,247,220	—	—	1,247,220
(Options valued at $.49 per share)	—	—	—	1,242,150	—	—	1,242,150

Exercise of stock options	2,484,300	24,843	1,217,307	(1,242,150)	—	—	—
Net loss	—	—	—	—	—	(2,783,739)	(2,783,739)

Balance at September 30, 2005	159,356,662	1,593,567	1,192,035	1,247,220	—	(3,303,955)	728,867

Issuance of common stock	595,674	5,956	589,718	—	—	—	595,674

Stock Based Compensation Expensed
(Options valued at $.492 per share)	—	—	—	1,247,220	—	—	1,247,220

Exercise of stock options	4,968,600	49,686	2,444,754	(2,494,440)	—	— `	—

Stock Subscriptions Received	—	—	—	—	4,040	—	4,040

Net loss	—	—	—	—	—	(1,868,183)	(1,868,183)

Balance at September 30, 2006	164,920,936	1,649,209	4,226,507	—	4,040	(5,172,138)	707,618

Issuance of common stock	30,400	304	30,095	—	(4,040)	—	26,359

Net loss	—	—	—	—	—	(232,800)	(232,800)

Balance at March 31, 2007	164,951,336	$1,649,513	$4,256,602	$—	$—	$(5,404,938)	$501,177

The accompanying notes are an integral part of these financial statements.

                                                                                                                                                                        3

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Cash Flows
(UNAUDITED)
	Six Months Ended March 31,		November 15, 1999 (Inception) to March 31, 2007
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,403,269)	$(232,800)	$(5,404,938)
Adjustments to reconcile net loss to net cash used by operating activities:
Noncash Stock Compensation Expense	1,247,220	—	3,736,590
Depreciation	3,669	7,606	41,750
Amortization	109	107	1,120
Impairment Loss	—	—	243,903
(Increase) decrease in assets:
Due from Stockholder	6,745	(1,566)	(1,566)
Prepaid Expenses	(820)	(3,456)	(11,717)
Increase (decrease) in liabilities:
Accounts payable	(2,320)	5,815	5,980
Accrued expenses	(42,974)	(36,857)	—

NET CASH USED BY OPERATING ACTIVITIES	(191,640)	(261,151)	(1,388,878)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(17,008)	—	(319,486)
Trademarks	—	—	(3,257)

NET CASH USED IN INVESTING ACTIVITIES	(17,008)	—	(322,743)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from Stockholder	748	—	—
Issuance of common stock	—	26,359	2,169,525

NET CASH PROVIDED BY FINANCING ACTIVITIES	748	26,359	2,169,525

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(207,900)	(234,792)	457,904

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	515,739	692,695	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$307,839	$457,903	$457,904

SUPPLEMENTAL DISCLOSURES

Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Stock Options Exercised	$2,494,440	$—	$3,736,590

The accompanying notes are an integral part of these financial statements.

                                                                                                4

SuperDirectories, Inc.
A Development Stage Company
Notes to Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited financial statements of SuperDirectories, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the six-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s Report on Form 10-KSB for the year ended September 30, 2006.

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

Property and Equipment

Property and equipment are stated at cost when purchased. Depreciation of property and equipment is computed using the straight-line method based on the estimated useful lives of the assets. The useful life of office equipment is from 3 to 5 years. Upon retirement or disposal of an asset, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the determination of net income (loss). Depreciation expense was $7,605 and $3,669 the six months ended March 31, 2007 and 2006 respectively.

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

SuperDirectories, Inc.
A Development Stage Company
Notes to Financial Statements

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

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that Management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. The Company recorded amortization expense of $109 for each of the six-month periods ended March 31, 2006 and 2007, respectively.

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

SuperDirectories, Inc.
A Development Stage Company
Notes to Financial Statements

Earnings (Loss) per Share of Common Stock

Earnings (loss) per share are computed by dividing net income (loss) by weighted average common shares outstanding for the period. Basic earnings per share are computed using an unadjusted weighted average number of shares of common stock. Diluted earnings per share are compiled using the weighted average number of shares of common stock, plus an adjustment for the dilutive effect of unexercised in-the-money stock options. A reconciliation between basic and diluted weighted average common shares outstanding for the six month periods ended March 31, 2006 and 2007 follows.

	2006	2007

Basic weighted average shares outstanding	161,012,862	164,937,819
Stock Option Shares	0	0
Diluted weighted-average shares outstanding	161,012,862	164,937,819

At March 31, 2006, options on 2,535,000 shares of common stock were not included in computing diluted earnings per share because their effects were anti-dilutive. There were no options outstanding on March 31, 2007.

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

SuperDirectories, Inc.
A Development Stage Company
Notes to Financial Statements

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

The following table summarizes the Company's activity in its common stock since inception:

Description	# of shares issued	Share price	Cash proceeds
Issuance of common stock at $0.00 per share (1)	100,000,000	0.00	$ 0
Issuance of common stock at $0.01 per share	40,500,000	0.01	405,000
Balance at September 30, 2000	140,500,000		$405,000
Issuance of common stock at $1.00 per share	46,500	1.00	46,500
Balance at September 30, 2001	140,546,500		$451,500
Issuance of common stock at $0.05 per share	3,224,299	0.05	161,215
Issuance of common stock at $1.00 per share	4,000	1.00	4,000
Balance at September 30, 2002	143,774,799		$616,715
Issuance of common stock at $0.05 per share	507,408	0.05	25,370
Balance at September 30, 2003	144,282,207		$642,085
Issuance of common stock at $0.01 per share	330,000	0.01	3,300
Issuance of common stock at $0.02 per share	3,650,266	0.02	73,005
Issuance of common stock at $0.04 per share	1,197,401	0.04	47,896
Issuance of common stock at $0.05 per share	1,937,806	0.05	96,890
Issuance of common stock at $0.06 per share	272,600	0.06	16,356
Issuance of common stock at $0.10 per share	356,356	0.10	35,636
Issuance of common stock at $0.363 per share	136,690	0.363	49,619
Issuance of common stock at $0.50 per share	50,000	0.50	25,000
Issuance of common stock at $1.00 per share	3,000	1.00	3,000
Balance at September 30, 2004	152,216,326		$992,787
Issuance of common stock at $0.01 per share	516,234	0.01	5,163
Issuance of common stock at $0.05 per share	928,480	0.05	46,424
Issuance of common stock at $0.10 per share	2,222,602	0.10	222,260
Issuance of common stock at $0.15 per share	620,120	0.15	93,018
Issuance of common stock at $0.25 per share	22,000	0.25	5,500
Issuance of common stock at $0.50 per share	336,600	0.50	168,300
Issuance of common stock at $1.00 per share	10,000	1.00	10,000
Issuance of common stock per stock option (2)	2,484,300	N/A	N/A
Balance at September 30, 2005	159,356,662		$1,543,452
Issuance of common stock at $1.00 per share	595,674	1.00	595,674
Issuance of common stock per stock option (2)	4,968,600	N/A	N/A
Balance at September 30, 2006	164,920,936		$2,139.126
Issuance of common stock at $1.00 per share	20,250	1.00	20,250
Balance at December 31, 2006	164,941,186		$2,159.376
Issuance of common stock at $1.00 per share	10,150	1.00	10,150
Balance at March 31, 2007	164,951,336		$2,169.526

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

Note 5 – Related party transactions:

Shareholders received complimentary advertising on the SuperDirectories, Inc. website. There was no recognized income from these activities. SuperDirectories, Inc. receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company of which the majority stockholder is the majority stockholder of SuperDirectories, Inc. Services and rentals from related parties of $18,000 and $18,000 for the six months ended March 31, 2007 and 2006 are included in the Statement of Operations.

Note 6 – Income taxes:

The net deferred tax benefits in the accompanying balance sheets include the following components:

Deferred tax assets	$2,265,804
Less: valuation allowance	(2,265,804)
Net deferred tax benefits	$—

Deferred taxes relate primarily to unused net operating loss carryforwards of approximately $5.2 million and differences between book and tax basis on fixed assets of approximately $7,000 at tax rates of 34% for Federal taxes and 8% for state taxes. Due to the uncertainty regarding the level of future earnings, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized, principally due to the expiration of net operating loss carryforwards. There was no provision for income tax expense for the three months or six month periods ended March 31, 2007 and 2006.

Item 2. Management's discussion and Analysis or Plan of Operation

The following discussion of our plan of operation for the next 12 months should be read in conjunction with our financial statements, any notes related thereto, and the other financial data included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

Information provided in this Quarterly Report on Form 10-QSB may contain what may be deemed to be forward-looking statements that are not historical facts and information. These statements represent our expectations or beliefs, such as statements concerning future operating results, statements concerning industry performance, our operations, economic performance, financial conditions, margins and growth in sales of our products and capital expenditures. These forward looking statements include risks and uncertainties, many of which are not within our control, such as the uncertainty of future demand for our products; the uncertainty and timing of the successful development of the Company's new products; the risks associated with reliance on a few key customers; our ability to attract and retain personnel with the necessary scientific and technical skills; the timing and completion of significant orders; the timing and amount of our research and development expenditures; the timing and level of market acceptance of customers' products for which the Company supplies components; the level of market acceptance of competitors' products; our ability to control costs associated with performance under fixed price contracts; the performance and reliability of our vendors; potential product and contractual liability to its customers; and the continued availability to our Company of essential supplies, materials and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. For this purpose, all statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from the forward-looking statements or views expressed herein. Our financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents we have filed with the Securities and Exchange Commission, including the Company's most recent Form 10-KSB.

General

SuperDirectories, Inc. (the “Company” or “we”), a Delaware corporation, was formed in October 1999. Our corporate offices are located at 5337 Route 374, Merrill, New York 12955, and our telephone number is (518) 425-0320. Our website is located at www.superdirectories.com. We are a development stage company whose activities to date have included organization of the company, design and development of the SuperDirectories website linking to our searchable directory of selected materials, which is its database, all a part of the same searchable directory; continued improvement and expansion of the same leading to its readiness for commercialization. We have not been involved in any bankruptcy, receivership or similar proceeding or in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets other than in the ordinary course of business

PLAN OF OPERATION

     The following discussion of our plan of operation for the 12 months ending March 31, 2008, should be read in conjunction with our financial statements, any notes related thereto, and the other financial data included elsewhere in this report

Overview.

     SuperDirectories, Inc., a Delaware corporation, was formed in October 1999 under the name LukeSmart, Inc. In July 2001, we changed our name to SuperDirectories, Inc. Our Plan of Operation for the next twelve months is completely dependent on our ability to raise additional capital.

     Although we have been successful in the past in financing our operational and developmental activities by selling shares of our common stock we have no assurance that we will be able to continue to do so. Our current available cash balance is approximately $395,500 so unless we raise additional capital we will not be able to complete our Plan of Operation as it is presented below since this plan will require at least an additional $1,000,000 of capital

     Our activities to date have been limited to building our database and those activities will continue throughout our Plan of Operation and as long as we continue our operations. The information available through our directory comes from ever changing and growing sources. Therefore, our task of adding to our data base will never end.

     We feel that by March 31, 2008, we will have a sufficient database to make our website marketable. In order to accomplish this we intend to add 16 additional directory consultants during the quarter ending on September 30, 2007. These consultants, who work on a contract basis only, research subjects for our directory, create new categories and add websites to our directory. The consultants will be added, several each month, to our existing 14 directory consultants so that we have a total of 30 directory consultants by September 30, 2007. Our average cost per directory consultant is approximately $1,000 per month. In order to increase the efficiency at which these consultants add to our directory we intend to provide a training program in September 2007, that we estimate will cost approximately $15,000. We feel that this training is necessary if we are to reach the desired efficiency of each consultant being able to add approximately 500 new links per day into our database.

     Also, during the quarter ended September 30, 2007 we intend to rent office space in Plattsburg, NY to house a fourth server for our operations and developmental activities. Based on our efforts to date to locate suitable office space, we believe that we will be able to obtain this space at a cost of approximately $10,000 per month. With the addition of this office space and server we expect to spend approximately $50,000 for necessary equipment and office furniture.

     Our equipment additions will include upgrading our server network by adding router machines to our existing servers. More servers in different locations will be added as the user-traffic volume and origin-locus will require.

     We currently have three servers in operation – two in Watertown, New York at facilities operated by Westelcom and one installed at facilities operated by MCI in Montreal, Quebec. By the end of the current fiscal year (September 30, 2007), we will have installed a fourth server in Plattsburg, New York. It is our plan to have all these facilities in operation before March 31, 2008.

     In September of 2007 we intend to start building an administrative staff that will be needed to manage our business as we prepare to move from a developmental to operational mode. In this regard we plan to add approximately six administrative personnel and expect to begin to incur related payroll costs of approximately $15,000 per month.

     By October 2007 we anticipate that we will have sufficiently developed our database to the point where we can offer a product that will be receptive to potential customers. At that time, although we will continue to add to our database, we intend to start adding marketing personnel to develop and implement a plan to bring our product into the marketplace. We plan to add five marketing personnel per month beginning in October 2007 until we reach a total of fifteen at an approximate monthly payroll cost of $2,750 per such employee. In order to provide a working environment for these additional employees we anticipate spending approximately $15,000 for additional office furniture and equipment during the quarter ending on December 31, 2007.

     According to our Plan of Operation, the final quarter ending on March 31, 2008 will be a continuation of our developmental and marketing activities with the established workforce of administrative personnel, marketing personnel and directory consultants that have been assembled. At this point we plan to undertake a national advertising program that will potentially require several millions of dollars. Much of the effort of our marketing team that will be assembled by December 31, 2007 will be directed to developing this national marketing effort and formulating a plan and cost projection to carry it out. The costs of this national marketing plan are not included in our Plan of Operations for the next twelve months. The feasibility of this national marketing plan will be dependent on our ability to raise additional capital and we have no assurance that this can be accomplished. If we can not raise the needed capital and launch our national marketing plan then we will not be able to achieve sufficient operating results to continue our business.

     Following is a summary of our expected expenditures over the next twelve months ending on March 31, 2008:

	Quarter	Quarter	Quarter	Quarter	12 Months
	Endng 6/30/07	Endng 9/30/07	Endng 12/31/07	Endng 3/31/08	Endng 3/31/08

Consultants - directory	$32,000	$75,000	$90,000	$90,000	$287,000
Professional services	53,055	53,055	53,055	53,055	212,220
Administrative personnel		15,000	45,000	45,000	105,000
Marketing personnel			75,000	75,000	150,000
Product development	50,692	50,692	50,692	50,692	202,768
Rental expense	9,000	29,000	39,000	39,000	116,000
Travel expense	4,827	4,827	4,827	4,827	19,306
Automobile expense	2,186	2,186	2,186	2,186	8,744
Telephone expense	897	897	897	897	3,588
Office supplies	55	55	55	55	220
Bank fees	75	75	75	75	300
Furniture and equipment		50,000	25,000		75,000
Official start-up			5,000
Training		15,000			15,000
Install third database		10,000			10,000

TOTAL EXPENDITURES	$153,046	$306,046	$391,046	$361,046	$1,211,184

     We have assumed that the funding for the above plan of operations will come from cash currently on hand of approximately $395,500 and an additional $1,000,000 in capital. However, we do not know if our efforts to raise additional capital will be successful. If we do not raise at least $1,000,000 of additional capital we will not be able to fulfill our plan of operations and we will not be able to complete the development and marketing of our directory.

     If we are able to successfully develop and market our directory, we hope to generate revenue from several different sources. We can not be certain that the planned revenue sources will be marketable and therefore generate cash flow until we are actually in operation. Following are revenue sources that we hope to develop:

     Pay Per Click A major portion of revenue we hope to obtain is expected to come from Pay Per Click fees which we hope to commence before March 31, 2008. We are presently generating 15,000 clicks per month and we have no agreements in place at this time to convert clicks to dollars. Our rate structure will be a flat $0.25 per click compared to an average of $0.92 for Google and Yahoo the most measurable in our industry who generate more than 2,000,000 clicks per day. We expect to increase our monthly click rate as rapidly as our financing will permit us to conduct our marketing activities. Banners will be sold on an annual basis, starting as soon as possible after September when we will attempt to convert all present (trial basis) free-banner sites to paid sites. The program has not commenced, no transactions have been recorded and no sums have been raised or fees received to date.

     Banners will be sold on an annual basis, starting as soon as possible after September when we will attempt to convert all present (trial basis) free-banner sites to paid sites. The program has not commenced, no transactions have been recorded and no sums have been raised or fees received to date.

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
Paid inclusion on listing will provide relevant search traffic with the submission of only a URL, title and description. Each click to a paid inclusion listing will be billed on a simple pre-set “cost per click”. Paid inclusion listing will be boosted into the sponsored search section of the search results page when space is available. In addition, we will pursue alternative revenue generating opportunities such as providing research and booking search tools for certain on line service providers such as hotels, airlines, car rental and vacation packages as well as comparison shopping tools for users to find, research, compare and purchase products on line. We publish our data in a proprietary and unique set of categories in specific taxonomy, which has over 1,277,785 searchable categories as of May 16, 2007. Our categories are titled to work with our “Full Text Search” program. We expect to develop technology for incorporating maximum “cost per click” and click through rate in the placement of listings in search results, updated throughout the day.

     Listing fees will be offered before March 31, 2008 at $150.00 per page listed compared to more than $500.00 for the big players like Google and Yahoo. A “Submit” form will be installed on our site. We have not yet begun to offer these services.

     Associates and Affiliates programs are those such as EBay and Amazon who pay between 8% and 15% of the sale referred. We will start our campaign for these listing before March 31, 2008, but have not yet done so.

     Bookings revenues will generate from electronic linking with Hotel chains, Tour operators and other large internet sellers of services such as Cruise lines, Resorts, Golf and other sports and recreation packagers. We have an extensive listing of such sites and will start working them for agreements before March 31, 2008. None have been entered into yet.

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

Item 3 - Controls and Procedures

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15e under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures are effective, in all material respects, with respect to information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls during the fiscal quarter covered by this report.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings – Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, we issued 10,150 shares of common stock at a price of $1.00 per share without registration under the 1933 Act. All shares were issued for cash. There was no public offering, and no commissions were paid. All the shares were issued to non-United States persons and were exempt pursuant to the provisions of Regulation S. Each purchaser signed a purchase agreement confirming his/her status as a non-United States person. The certificates representing the shares bear a legend restricting resale, and stop transfer orders have been placed with our transfer agent.

Item 3. Defaults Upon Senior Securities – Not applicable

Item 4. Submissions of Matters to Shareholders – Not applicable

Item 5. Other Information

The issuer has filed a Registration Statement on Form 10-SB that became effective on November 21, 2005. Amendment No. 4 to the Form 10-SB was filed on February 12, 2007.

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

SuperDirectories, Inc.

Date:	May 21, 2007	By:	/s/ Luke Lalonde
Luke Lalonde, President and Chief
Executive Officer