Form 10QSB
period 2007-06-30
SuperDirectories Inc.
filed 2007-08-01
CIK 1338624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

   ☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 164,971,336

Transitional Small Business Disclosure Format (Check one):      ☐  Yes      ☒   No

.

SuperDirectories, Inc
Contents	Page

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements(Unaudited)

SuperDirectories, Inc.
(A Development Stage Company)
Balance Sheet

ASSETS	June 30, 2007 (UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents	$352,976
Due from stockholder	3,044
Prepaid expenses	12,023

TOTAL CURRENT ASSETS	368,043

PROPERTY AND EQUIPMENT
Office equipment	77,260
Less accumulated depreciation	(45,676)

TOTAL PROPERTY AND EQUIPMENT	31,584

TRADE NAME, NET	2,083

TOTAL ASSETS	$401,710

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,224

TOTAL CURRENT LIABILITIES	5,224

TOTAL LIABILITIES	5,224

STOCKHOLDERS’ EQUITY

STOCKHOLDERS’ EQUITY
Capital stock, par value $.01 per share, 200,000,000 shares
authorized. 164,971,336 shares issued and outstanding	1,649,713
Additional paid in capital	4,276,403
Accumulated loss during the developmental stage	(5,529,630)

TOTAL STOCKHOLDERS’ EQUITY	396,486

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$401,710

The accompanying notes are an integral part of these financial statements.

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Operations

(UNAUDITED)

					November 15, 1999 (Inception) to
	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2007	2006	2007	June 30, 2007

REVENUES
Operating income	$—	$—	$—	$—	$—

TOTAL OPERATING INCOME	—	—	—	—	—

EXPENSES

Consultants	15,000	24,000	1,263,978	72,000	3,933,161
Legal and accounting	37,391	32,069	125,460	108,606	550,516
Product development costs	22,921	50,037	50,238	125,421	315,021
Rental expense	9,000	9,000	34,302	27,000	296,477
Impairment Loss	—	—	—	—	243,903
Travel expense	2,522	2,449	9,460	12,016	52,671
Automobile expense	2,710	2,502	4,941	5,985	33,237
Depreciation	2,546	3,927	6,215	11,532	45,676
Start-Up Costs	—	—	—	—	17,500
Other taxes	27	—	(293)	1,299	16,948
Telephone	550	662	1,593	1,946	15,835
Office supplies	214	306	520	1,495	21,071
Amortization	54	54	163	163	1,175
Miscellaneous	—	—	—	—	888
Bank fees	24	—	31	102	682
Penalties	—	—	—	—	561
Advertising	—	—	—	—	158
Repair and maintenance	—	—	—	—	107
Insurance	—	—	—	—	3,423
Training	—	—	—	—	599
Web consulting	—	—	—	—	5,231

TOTAL EXPENSES	92,959	124,966	1,496,608	367,565	5,554,840

OTHER INCOME
Other Income	—	—	—	—	125
Interest income	324	274	704	10,073	25,085

TOTAL OTHER INCOME	324	274	704	10,073	25,210

INCOME (LOSS) BEFORE INCOME TAXES	(92,635)	(124,692)	(1,495,904)	(357,492)	(5,529,630)

(PROVISION) BENEFIT FOR INCOME TAXES	—	—	—	—	—

NET LOSS	$(92,635)	$(124,692)	$(1,495,904)	$(357,492)	$(5,529,630)

Earnings (loss) per common share (basic)	0.00	0.00	0.00	0.00

Earnings (loss) per common share (diluted)	0.00	0.00	0.00	0.00

Weighted average common shares outstanding - basic	164,535,598	164,961,336	161,946,130	164,946,199

Weighted average common shares outstanding - diluted	164,535,598	164,961,336	161,946,130	164,946,199

The accompanying notes are an integral part of these financial statements.                                                                                                                                                                                                                                              2

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity
(UNAUDITED)

			Additional Paid-In Capital	Common Stock Options	Common Stock Subscriptions	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	Shares	Amount
	COMMON STOCK

Balance at November 15, 1999 (Inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	140,500,000	1,405,000	(1,000,000)	—	—	—	405,000
Net loss	—	—	—	—	—	(128,347)	(128,347)

Balance at September 30, 2000	140,500,000	1,405,000	(1,000,000)	—	—	(128,347)	276,653
Issuance of common stock	46,500	465	46,035	—	—	—	46,500
Net loss	—	—	—	—	—	(109,493)	(109,493)

Balance at September 30, 2001	140,546,500	1,405,465	(953,965)	—	—	(237,840)	213,660
Issuance of common stock	3,228,299	32,283	132,932	—	—	—	165,215
Net loss	—	—	—	—	—	(121,664)	(121,664)

Balance at September 30, 2002	143,774,799	1,437,748	(821,033)	—	—	(359,504)	257,211
Issuance of common stock	507,408	5,074	20,296	—	—	—	25,370
Net loss	—	—	—	—	—	(51,503)	(51,503)

Balance at September 30, 2003	144,282,207	1,442,822	(800,737)	—	—	(411,007)	231,078
Issuance of common stock	7,934,119	79,341	271,361	—	—	—	350,702
Net loss	—	—	—	—	—	(109,209)	(109,209)

Balance at September 30, 2004	152,216,326	1,522,163	(529,376)	—	—	(520,216)	472,571
Issuance of common stock	4,656,036	46,561	504,104	—	—	—	550,665

Stock Based Compensation Expensed
(Options valued at $.492 per share)	—	—	—	1,247,220	—	—	1,247,220
(Options valued at $.49 per share)	—	—	—	1,242,150	—	—	1,242,150

Exercise of stock options	2,484,300	24,843	1,217,307	(1,242,150)	—	—	—
Net loss	—	—	—	—	—	(2,783,739)	(2,783,739)

Balance at September 30, 2005	159,356,662	1,593,567	1,192,035	1,247,220	—	(3,303,955)	728,867

Issuance of common stock	595,674	5,956	589,718	—	—	—	595,674

Stock Based Compensation Expensed
(Options valued at $.492 per share)	—	—	—	1,247,220	—	—	1,247,220

Exercise of stock options	4,968,600	49,686	2,444,754	(2,494,440)	—	— `	—

Stock Subscriptions Received	—	—	—	—	4,040	—	4,040

Net loss	—	—	—	—	—	(1,868,183)	(1,868,183)

Balance at September 30, 2006	164,920,936	1,649,209	4,226,507	—	4,040	(5,172,138)	707,618

Issuance of common stock	50,400	504	49,896	—	(4,040)	—	46,360

Net loss	—	—	—	—	—	(357,492)	(357,492)

Balance at June 30, 2007	164,971,336	$1,649,713	$4,276,403	$—	$—	$(5,529,630)	$396,486

The accompanying notes are an integral part of these financial statements.

                                                                                                                                                                        3

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Cash Flows
(UNAUDITED)
	Nine Months Ended June 30,		November 15, 1999 (Inception) to June 30, 2007
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,495,904)	$(357,492)	$(5,529,630)
Adjustments to reconcile net loss to net cash used by operating activities:
Noncash Stock Compensation Expense	—	—	3,736,590
Depreciation	6,215	11,532	45,676
Amortization	163	163	1,175
Impairment Loss	—	—	243,903
(Increase) decrease in assets:
Due from Stockholder	6,670	(3,044)	(3,044)
Prepaid Expenses	(820)	(3,764)	(12,023)
Increase (decrease) in liabilities:
Accounts payable	(2,321)	5,060	5,224
Accrued expenses	(42,974)	(36,857)	—

NET CASH USED BY OPERATING ACTIVITIES	(1,528,971)	(384,402)	(1,512,129)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(31,172)	(1,677)	(321,163)
Trademarks	—	—	(3,257)

NET CASH USED IN INVESTING ACTIVITIES	(31,172)	(1,677)	(324,420)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock Subscriptions	116,292	(4,040)	—
Issuance of common stock	1,667,892	50,400	2,189,525

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,748,184	46,360	2,189,525

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	224,041	(339,719)	352,976

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	515,739	692,695	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$739,780	$352,976	$352,976

SUPPLEMENTAL DISCLOSURES

Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Stock Options Exercised	$2,494,440	$—	$3,736,590

The accompanying notes are an integral part of these financial statements.

                                                                                                4

SuperDirectories, Inc.
A Development Stage Company
Notes to Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited financial statements of SuperDirectories, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the nine-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s Report on Form 10-KSB for the year ended September 30, 2006.

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

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that Management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. The Company recorded amortization expense of $163 for each of the nine-month periods ended June 30, 2006 and 2007, respectively.

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

SuperDirectories, Inc.
A Development Stage Company
Notes to Financial Statements

Earnings (Loss) per Share of Common Stock

Earnings (loss) per share are computed by dividing net income (loss) by weighted average common shares outstanding for the period. Basic earnings per share are computed using an unadjusted weighted average number of shares of common stock. Diluted earnings per share are compiled using the weighted average number of shares of common stock, plus an adjustment for the dilutive effect of unexercised in-the-money stock options. A reconciliation between basic and diluted weighted average common shares outstanding for the nine month periods ended June 30, 2006 and 2007 follows.

	2006	2007

Basic weighted average shares outstanding	161,946,130	164,946,199
Stock Option Shares	0	0
Diluted weighted-average shares outstanding	161,946,130	164,946,199

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

Note 3 – Stockholder's' Equity:

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

The following table summarizes the Company's activity in its common stock since inception:

Description	# of shares issued	Share price	Cash proceeds
Issuance of common stock at $0.00 per share (1)	100,000,000	0.00	$ 0
Issuance of common stock at $0.01 per share	40,500,000	0.01	405,000
Balance at September 30, 2000	140,500,000		$405,000
Issuance of common stock at $1.00 per share	46,500	1.00	46,500
Balance at September 30, 2001	140,546,500		$451,500
Issuance of common stock at $0.05 per share	3,224,299	0.05	161,215
Issuance of common stock at $1.00 per share	4,000	1.00	4,000
Balance at September 30, 2002	143,774,799		$616,715
Issuance of common stock at $0.05 per share	507,408	0.05	25,370
Balance at September 30, 2003	144,282,207		$642,085
Issuance of common stock at $0.01 per share	330,000	0.01	3,300
Issuance of common stock at $0.02 per share	3,650,266	0.02	73,005
Issuance of common stock at $0.04 per share	1,197,401	0.04	47,896
Issuance of common stock at $0.05 per share	1,937,806	0.05	96,890
Issuance of common stock at $0.06 per share	272,600	0.06	16,356
Issuance of common stock at $0.10 per share	356,356	0.10	35,636
Issuance of common stock at $0.363 per share	136,690	0.363	49,619
Issuance of common stock at $0.50 per share	50,000	0.50	25,000
Issuance of common stock at $1.00 per share	3,000	1.00	3,000
Balance at September 30, 2004	152,216,326		$992,787
Issuance of common stock at $0.01 per share	516,234	0.01	5,163
Issuance of common stock at $0.05 per share	928,480	0.05	46,424
Issuance of common stock at $0.10 per share	2,222,602	0.10	222,260
Issuance of common stock at $0.15 per share	620,120	0.15	93,018
Issuance of common stock at $0.25 per share	22,000	0.25	5,500
Issuance of common stock at $0.50 per share	336,600	0.50	168,300
Issuance of common stock at $1.00 per share	10,000	1.00	10,000
Issuance of common stock per stock option (2)	2,484,300	N/A	N/A
Balance at September 30, 2005	159,356,662		$1,543,452
Issuance of common stock at $1.00 per share	595,674	1.00	595,674
Issuance of common stock per stock option (2)	4,968,600	N/A	N/A
Balance at September 30, 2006	164,920,936		$2,139.126
Issuance of common stock at $1.00 per share	20,250	1.00	20,250
Balance at December 31, 2006	164,941,186		$2,159,376
Issuance of common stock at $1.00 per share	10,150	1.00	10,150
Balance at March 31, 2007	164,951,336		$2,169,526
Issuance of common stock at $1.00 per share	20,000	1.00	20,000
Balance at June 30, 2007	164,971,336		$2,189.526

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

Note 5 – Related party transactions:

Shareholders received complimentary advertising on the SuperDirectories, Inc. website. There was no recognized income from these activities. SuperDirectories, Inc. receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company of which the majority stockholder is the majority stockholder of SuperDirectories, Inc. Services and rentals from related parties of $27,000 and $29,000 for the nine months ended June 30, 2007 and 2006 are included in the Statement of Operations.

Note 6 – Income taxes:

The net deferred tax benefits in the accompanying balance sheets include the following components:

Deferred tax assets	$2,322,313
Less: valuation allowance	(2,322,313)
Net deferred tax benefits	$—

Deferred taxes relate primarily to unused net operating loss carryforwards of approximately $5.2 million and differences between book and tax basis on fixed assets of approximately $7,000 at tax rates of 34% for Federal taxes and 8% for state taxes. Due to the uncertainty regarding the level of future earnings, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized, principally due to the expiration of net operating loss carryforwards. There was no provision for income tax expense for the three months or nine month periods ended June 30, 2007 and 2006.

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

     The following discussion of our plan of operation for the 12 months ending June 30, 2008, should be read in conjunction with our financial statements, any notes related thereto, and the other financial data included elsewhere in this report

Overview.

     SuperDirectories, Inc., a Delaware corporation, was formed in October 1999 under the name LukeSmart, Inc. In July 2001, we changed our name to SuperDirectories, Inc. Our Plan of Operation for the next twelve months is completely dependent on our ability to raise additional capital.

     Although we have been successful in the past in financing our operational and developmental activities by selling shares of our common stock we have no assurance that we will be able to continue to do so. Our current available cash balance is approximately $329,000 so unless we raise additional capital we will not be able to complete our Plan of Operation as it is presented below since this plan will require at least an additional $1,100,000 of capital.

     Our activities to date have been limited to building our database and those activities will continue throughout our Plan of Operation and as long as we continue our operations. The information available through our directory comes from ever changing and growing sources. Therefore, our task of adding to our data base will never end.

     We feel that by March 31, 2008, we will have a sufficient database to make our website marketable. In order to accomplish this we intend to add 16 additional editors (directory consultants) during the quarter ending on September 30, 2007. These editors, who work on a contract basis only, research subjects for our directory, create new categories and add websites to our directory. The editors will be added, several each month, to our existing 14 editors so that we have a total of 30 editors by September 30, 2007. Our average cost per editor is approximately $1,000 per month. In order to increase the efficiency at which these editors add to our directory we intend to provide a training program in September 2007, that we estimate will cost approximately $15,000. We feel that this training is necessary if we are to reach the desired efficiency of each editor being able to add approximately 500 new links per day into our database.

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

     According to our Plan of Operation, the quarters ending on March 31 and June 30, 2008 will be a continuation of our developmental and marketing activities with the established workforce of administrative personnel, marketing personnel and editors that have been assembled. During this time we plan to undertake a national advertising program that will potentially require several millions of dollars. Much of the effort of our marketing team that will be assembled by December 31, 2007 will be directed to developing this national marketing effort and formulating a plan and cost projection to carry it out. The costs of this national marketing plan are not included in our Plan of Operations for the next twelve months. The feasibility of this national marketing plan will be dependent on our ability to raise additional capital and we have no assurance that this can be accomplished. If we can not raise the needed capital and launch our national marketing plan then we will not be able to achieve sufficient operating results to continue our business.

     Following is a summary of our expected expenditures over the next twelve months ending on June 30, 2008:

	QUARTER	QUARTER	QUARTER	QUARTER	12 Months
	ENDING 9/30/07	ENDING 12/31/07	ENDING 3/31/08	ENDING 6/30/08	ENDING 6/30/08

Consultants - directory	$75,000	$90,000	$90,000	$90,000	$345,000
Professional services	53,055	53,055	53,055	53,055	212,220
Administrative personnel	15,000	45,000	45,000	45,000	150,000
Marketing personnel	—	75,000	75,000	75,000	225,000
Product development	50,692	50,692	50,692	50,692	202,768
Rental expense	29,000	39,000	39,000	39,000	146,000
Travel expense	4,827	4,827	4,827	4,827	19,308
Automobile expense	2,186	2,186	2,186	2,186	8,744
Telephone expense	897	897	897	897	3,588
Office supplies	314	314	314	314	1,256
Bank fees	75	75	75	75	300
Furniture and equipment	50,000	25,000	—	—	75,000
Official start-up	—	5,000	—	—	5,000
Training	15,000	—	—	—	15,000
Install third database	10,000	—	—	—	10,000

TOTAL EXPENDITURES	$306,046	$391,046	$361,046	$361,046	$1,419,184

     We have assumed that the funding for the above plan of operations will come from cash currently on hand of approximately $329,000 and an additional $1,100,000 in capital. However, we do not know if our efforts to raise additional capital will be successful. If we do not raise at least $1,100,000 of additional capital we will not be able to fulfill our plan of operations and we will not be able to complete the development and marketing of our directory.

     If we are able to successfully develop and market our directory, we hope to generate revenue from several different sources. We can not be certain that the planned revenue sources will be marketable and therefore generate cash flow until we are actually in operation. Following are revenue sources that we hope to develop:

     Pay Per Click A major portion of revenue is expected to come from Pay Per Click fees which we will commence before March 31, 2008. We are presently generating 15,000 clicks per month and we have no agreements in place at this time to convert clicks to dollars. Our rate structure will be a flat $0.25 per click compared to an average of $0.92 for Google and Yahoo the most measurable in our industry who generate more than 2,000,000 clicks per day. We expect to increase our monthly click rate as rapidly as our financing will permit us to conduct our marketing activities.

     Banners will be sold on an annual basis, starting as soon as possible after September when we will attempt to convert all present (trial basis) free-banner sites to paid sites. The program has not commenced, no transactions have been recorded and no sums have been raised or fees received to date.

     We intend to introduce a fixed “price per click” (as opposed to the highest bid strategy employed by all known competitors) which we expect to yield a following dedicated to true content matching rather than a ranking based on price. This plan will be modified to offer discounts to sites producing the highest click ratings. We believe this strategy is not yet in wide use and will require a series of modifications to test and prove the concept. In the opinion of management, the bidding concept for key words is not the proper, customer-centric way to determine the priority order of websites to be shown in search results. We believe that showing the most frequently accessed sites at the top of the results list produces a more ethical result for users/searchers. Paid inclusion on listing will provide relevant search traffic with the submission of only a URL, title and description. Each click to a paid inclusion listing will be billed on a simple pre-set “cost per click”. Paid inclusion listing will be boosted into the sponsored search section of the search results page when space is available. In addition, we will pursue alternative revenue generating opportunities such as providing research and booking search tools for certain on line service providers such as hotels, airlines, car rental and vacation packages as well as comparison shopping tools for users to find, research, compare and purchase products on line. We publish our data in a proprietary and unique set of categories in specific taxonomy, which has over 1,332,913 searchable categories as of July 23, 2007. Our categories are titled to work with our “Full Text Search” program. We expect to develop technology for incorporating maximum “cost per click” and click through rate in the placement of listings in search results, updated throughout the day.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. A detail discussion of our accounting policies is included in our Annual Report on Form 10-KSB as of September 30, 2006.  We have no off balance sheet arrangements that are required to be disclosed in accordance with Item 303(c) of Regulation SB.

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

We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In valuating our ability to recover our deferred income tax assets we consider all available positive and negative evidence including our operating results, ongoing prudent and feasible tax planning strategies and forecasts of future taxable income on a jurisdiction by jurisdiction basis. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount an adjustment to valuation allowance would likely increase stockholders' equity as substantially all of our net operating losses result from employee stock option deductions.

Item 3 - Controls and Procedures

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures are effective, in all material respects, with respect to information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls during the fiscal quarter covered by this report.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings – Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, we issued 20,000 shares of common stock at a price of $1.00 per share without registration under the 1933 Act. All shares were issued for cash. There was no public offering, and no commissions were paid. All the shares were issued to non-United States persons and were exempt pursuant to the provisions of Regulation S. Each purchaser signed a purchase agreement confirming his/her status as a non-United States person. The certificates representing the shares bear a legend restricting resale, and stop transfer orders have been placed with our transfer agent.

Item 3. Defaults Upon Senior Securities – Not applicable

Item 4. Submissions of Matters to Shareholders – Not applicable

Item 5. Other Information

The issuer has filed a Registration Statement on Form 10-SB that became effective on November 21, 2005. Amendment No. 5 to the Form 10-SB was filed on June 29, 2007.

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

SuperDirectories, Inc.

Date:	July 30, 2007	By:	/s/ Luke Lalonde
Luke Lalonde, President and Chief
Executive Officer