Form 10KSB
period 2007-09-30
SuperDirectories Inc.
filed 2007-12-31
CIK 1338624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended 09/30/07 Commission File Number 0-51533

SuperDirectories, Inc.

(Name of small business issuer specified in its charter)

Delaware	14-1817301
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5337 Route 374, Merrill, New York            12955

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 18, 2007: Common Stock, $.01 par value -- $________*

*The market value cannot be determined because there is no established trading market for the stock.

As of December 19, 2007, there were 165,589,466 shares of common stock, par value $.01 per share, issued and outstanding.

Exhibit index is located on page 33.

Table of Contents

Part I

1

Item 1 - Description of Business

1

      - Risk Factors

10

Item 2 - Description of Property

16

Item 3 - Legal Proceedings

16

Item 4 - Submission of Matters to a Vote of Security Holders

16

Part II

17

Item 5 - Market for Common Equity and Related Stockholder Matters

17

Item 6 - Management's Discussion and Analysis or Plan of Operation

19

Overview

19

a.

Plan of Operation

19

b.

Off-balance Sheet Arrangements

24

b.

Critical Accounting Policies

24

Item 7 - Financial Statements

26

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

27

Item 8A - Controls and Procedures

27

Item 8B - Other Information

27

Part III

28

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

28

Item 10 - Executive Compensation

30

Item 11 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

31

Item 12 – Certain Relationships and Related Transactions

32

Item 13 - Exhibits

33

Item 14 - Principal Accountant Fees and Services

33

Signatures

34

PART I

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this “Form 10-KSB”, that are not historical facts are identified as “forward-looking statements.”  Forward-looking statements include projections, assumptions or information concerning possible or assumed future actions, events or results of operations of our company.  These statements involve estimates and assumptions based on the judgment of our management.  A number of risks and uncertainties may cause actual results to differ materially from those suggested by the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Description of Business, Part I, Item 1 on Page 1,” “Risk Factors, Part I, Item 1 on Page 10,” “Management’s Discussion and Analysis or Plan of Operations, Part II, Item 6 on page 19” and in other sections of this annual report.

We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will” and similar expressions or negatives thereof to identify certain, but not necessarily all, forward-looking statements.  All forward-looking statements in this annual report are made as of the date hereof, based on information available to us as of the date hereof, and we do not undertake any obligation to update publicly any forward-looking statements to reflect subsequent events or circumstances.  Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of SuperDirectories, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  References in this Form 10-KSB, unless another date is stated, are to September 30, 2007.

INTRODUCTORY NOTE

As used in this registration statement, the terms “we,” “us,” “our”, “SD” and “SuperDirectories” means SuperDirectories, Inc., (unless the context indicates a different meaning).

Item 1 - Description of Business

General

SuperDirectories, Inc. (the “Company”or “we”), a Delaware corporation, was formed in October 1999.  Our corporate offices are located at 5337 Route 374, Merrill, New York 12955, and our telephone number is (518) 425-0320.  Our website is located at www.superdirectories.com.  We are a development stage company whose activities to date have included organization of the company, design and development of the

Superdirectories website linking to the company’s searchable directory of selected materials, which is its database, all a part of the same searchable directory; continued improvement and expansion of the same leading to its readiness for commercialization and filing of a registration statement for our common stock. We have not been involved in any bankruptcy, receivership or similar proceeding or in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets other than in the ordinary course of business.

Although we are not a "search engine" (see "Our Business" on page 2) and not comparable to the leading search engines (Yahoo and Google) reference to them is relevant as they are both search engines (which we are not) and directories (which we are as well). We think information about companies in similar or related industries is relevant to an understanding of our business. Thus, we also included data concerning Amazon and Ebay. We refer to them as we will attempt to engage in their Affiliate and Associate programs.

From inception to September 30, 2007 we have raised $2,639,406 from private sales of 57,968,716 shares of restricted common stock issued at various prices per share. From October 1, 2007 to December 19, 2007 we issued an additional 167,850 shares at a price of $1.00 per share for a total of $2,807,256 for 58,136,566 shares. All such sales have been exempt from registration under various exemptions including, Section 4(2), Regulation D, and Regulation S.

Our Business

SuperDirectories is not a “search engine”.  Our principal product is a searchable directory of selected topics presented on the internet, at www.superdirectories.com.  It is not possible to search the internet from within the SuperDirectories searchable directory - database. The search capability offered to Super Directories' users is limited to searching our own database. The principal advantage available to SuperDirectories' users is elimination of large amounts of extraneous material in every response. Our database produces results which are comprised of specific materials presented alphabetically and geographically compared to voluminous and often random results from keyword-driven internet search engine experience. As an additional user convenience, Superdirectories' website provides links to major search engines to assist users to make searches via other firms' search engines. These links, permitting internet search, are not a significant element in the SD presentation. We use a program called "Open Tracker", an internet website traffic analyzer. It provides statistics about visitors including the most popular pages. We do not own it. It is available for a fee based upon the amount of statistics required and the traffic volume. Our fee is approximately $50.00 per month.

Contents of our directory/database represent the company's selection of material suitable for inclusion in its directory from the much larger selection of material to be found on the internet. We use the terms “human edited” and “full text” searchable to describe our directory/database and its self-search features. Human editing, the selection of content, is done by independent contractors (“editors”) engaged by us for that purpose.

Each of our editors has been trained to create new categories, revise existing categories in our directory, and add new websites to the categories. The "Human Editing Process" bears an average cost of $0.92 per category including a minimum of one website link. This is determined by dividing the total monthly cost of the editors’ compensation by the number of categories and links in our database. Checking for bad links is automated and carries no specific costs. The potential limitations on the information available are directly proportioned to the number of editors collecting such information. An editor now bookmarks an average of 320 links per day into our database. It is our goal to grow this to average to more than 500 per day with additional training and thereby reduce our overall unit costs. We now have 14 editors, 11 working on adding new information and 3 on revising and updating information. We are hiring and training one new editor every month. We have 1,457,506 categories and 943,860 links in our database.

Human editing is the process of selection for and entry into our database of selected URL’s representing desired content. The selection process has enabled and will enable us to accumulate an orderly database, linking subject to location. The database is constructed and programmed to allow “full text” rather than “keyword” search of its directory. Full text search limits the search response to only those which match the inquiring text and its sense completely. As an example only, a search for “Fishing Charters in Massachusetts” (if it were offered) would yield only sites which represent fishing charters available in Massachusetts, not a general Fishing Charters listing and no other information about Massachusetts. The editors are given assignments in specific topic areas. They search for and select sites to be included based upon their specific assignments within the framework of their training and experience. The final word on selection rests with our Chief Executive Officer. We have established a priority list for the subjects to research based upon their internet search popularity. We have a system called “Replication” that is a part of our Microsoft SQL program. It copies over every two hours from our database machines to all our internet server machines the newly created categories and links. Because it is an integral part of SQL, there is no incremental cost. We also have a program that checks for “dead links” every day.

Our market is the entire universe of internet directory searchers. SD seeks to add materially to the depth and breadth of its database, ultimately presenting the market with a directory of defined term listings, each item of which matches precisely to the textual sense of the phrase entered by the searcher. We keep up-to-date with the latest technologies available in our trade and have the latest routers and servers. We recognize that failure to keep current will seriously and adversely affect our ability to compete. We are unaware of any disadvantage we have suffered.

The search feature of our directory allows users to query our database in many different ways such as category, name, location, chain or company affiliation plus limits by other selected modifiers such as “Pets Allowed” in hotel listings because the “Full Text Structure” of our directories is designed to accommodate such searches.

SuperDirectories’ editors add content to the SuperDirectories website in a manner which accommodates content and context search queries rather than simply keyword searches. “Full Text” searching is the capability of SuperDirectories’ system which provides a narrower search, more directly matched to the context and content of the database’s human edited offerings. “Full Text” search limits the search response to only those items that match the inquiring text and its sense completely. Our goal is to offer a more limited and precise source of directory service. Our directory is organized to provide relevance for both category-based and keyword searches. Searches may also be conducted by location or subject by making use of “options on queries” type tools. These are represented by common database software functions. When searching a database, one might add refinement to a search by selecting from among a list of options to be added to or omitted from a search “query”. Our navigation interface allows a user to follow a search path into categories and sub-categories visually on the screen. The database shows all regions, countries, states, counties and major cities of the world with best links to them, and a multitude of subjects in organized and classified listings. Our directory includes a collection of 1,457,506 active searchable categories, and links to more than 943,860 selected websites as of November 30, 2007. As we add searchable categories and links to relevant websites increasing those totals approximately every two hours, we expect to grow in marketability. We have a program that checks the connectivity of all the URLs in our database every six hours. Any URLs that do not open within 10 seconds are listed and rechecked daily for 30 days and then automatically deleted if not active. Our editors routinely revise the directory content. Our database is now growing at a rate of 1,500 categories per day, which is not inconsistent with the frequency of additions.
To the extent service businesses are dominant in our database, that focus is not a planned limitation. It is our intention to eventually add manufacturing, research, biotechnology and other sciences, for example, as our capital allows.

SuperDirectories' human edited content and full text search capability is maintained on servers in Watertown, NY, Gatineau, QC and Montreal, QC (with additional servers to be acquired as needed) and accessed via www.superdirectories.com. Our routers are selected and configured to lead each user to the fastest available internet connection. A fourth server, located in Watertown, NY is internally known as “our database machine”. It is not available to internet users, but is remotely accessible to our consultants by their individual security passwords. The database machine does replicate every two hours to the 3 other www machines all the new categories and websites that were added to the database machine since their last replication. The two hours setting is an option and could be changed for any other time setting. A fifth server, located in Gatineau, QC is used as a test machine by our tech consultants for testing new programs and applications.

"SuperDirectories" is a United States registered Service Mark (No. 2,425,941), and superdirectories.com, superdirectories.biz, superdirectories.info, superdirectories.us and lukesmart.com are domain names owned by the Company. The servers contain the directory structure and content and are fully searchable “Full Text Databases”. Over the years, we have developed and refined many software programs of our own to assist our consultants in their research, download through the internet, remotely create and organize categories with websites links into our database. We do not publish the source of our programs. Although there are no patents or trademarks, we consider these to be trade secrets, not to be published or shared with other entities. By not having patents, we risk loss of exclusivity. However, most of our “trade secrets” pertain solely to our database. To the best of our knowledge, there is no other such database style on the internet. As a result, we feel the risk is not substantial. See Risk Factor-Patents, Licenses and Trademarks.

We have been working for seven years to develop our searchable database and expect to commence commercial marketing in less than one additional year. Our management has consciously chosen to develop at a pace that we can support financially. There have been no other business activities. Our principal has selected a pace which is based upon his opinion of our ability to finance the development and growth safely. We recognize results are fully dependent upon and could be limited by our financial position and ability to raise funds as we progress to operational status. Nevertheless, we feel comfortable in assuming that cost of construction and maintenance will be met, based upon our currently available cash and demonstrated success to date in raising capital (see Description of Business, General, Page 1 and Risk Factors-Vulnerability to Developments in Technology, pages 12 and 16). It is our belief our directory will never become essentially complete in as much as topics of current interest and the technologies of listing and searching those topics is under perpetual change and will require continual revision and improvement. Our CEO intends to place the database into competition when he believes it is large enough to attract users and generate revenues, presently estimated to be within one year based upon our present rate of growth in listings.

Distribution Methods

SuperDirectories is free; there are no fees to the internet users. Our revenues will be derived from future fees to be charged to the listed websites including a listing fee and pay-per-click charges each time a site is accessed by a user. Publicity banners and Associate and Affiliate Agreements will also be expected to generate revenues. Final pricing and marketing models have not been determined as of the date of this annual report. We have “Online Tutorials” to educate internet users on how to get the most pertinent results from their queries. Our consultants/editors use proprietary and licensed software products that help them find, categorize, index and rate high-quality websites.

The Company has not yet produced revenue or offered its product on a commercial basis. We do not presently charge a listing fee or receive pay-per-click charges. We expect to commence such activity as disclosed under Marketing Activities on page 7, below.

Competitive Situation

Our product is a database of material, organized and structured as a directory that offers an alternative feature of defined term searches. Unlike the entry of keywords into a search box, our system will produce a limited number of “hits”, but they will all be directly and fully responsive to the inquiry. In contrast, the keyword system used by others searching the entire internet, provides an infinite number of responses (Google and Yahoo, for example), not necessarily all directly responsive to the phrase entered by the searcher. The keyword system conducts an online research rather than matching the “full text” of the inquiry as done by our system. Every item on our website has been reviewed by a human being on whom we rely rather than relying solely on a collation of computer drive data from other sources. We focus on including only authoritative and up-to-date context in our directory subject to the time and cost constraints of this method.

Our President works closely with our editors to insure that only authoritative and up-to-date context is in our directory. This is a part of their training and is controlled by a special editing program we created. It is considered to be a trade secret not to be disclosed or shared with others.

This use of “human-editing” creates content which allows users to conduct “full text” searches resulting in a narrower search result than would be possible using other internet search methods. Most directories and search engines conduct research online by seeking matches through keyword searches rather than through the meaning of whole phrases or “full text”. In contrast, the results of research behind our database has been edited and categorized as part of the process of listing in our database, allowing users to obtain results using “Full Text” searches. Other products and services planned to be offered include ‘Associate and Affiliate’ programs, ‘Referral’ programs for airline ticket bookings, cruise bookings , fishing charter bookings , golf packages bookings , hotel room bookings, and ski packages bookings . Such services are common between internet E-commerce sites. Typically, a program runs between the two concerned websites, and a fee is paid monthly for all referrals leading to a sale at a rate ranging from 8% to 15% of the sale price. No agreements or final pricing decisions have been reached with anyone concerning this type of business.

The directory and search engine industry is competitive and rapidly changing. In the Internet content retrieval market, we will compete on the basis of the quality of our content and the ease of use of our online services. We believe our database offers very good and complete information on more than 3,000 of the most popular searched subjects on the internet. We have a 98% mark of active working links. An active working link is a URL that leads the user to a very good website page. A 98% active link result is a high mark in our business.

Status of Any Publicly Announced New Product or Service

There have been no public announcements regarding new products or services.

Marketing Activities

Marketing activities have not yet commenced. We expect to commence our marketing during the fiscal year to end 9/30/2008. When we start, our marketing strategy will be primarily targeted at the following groups:

    the advertising trade, including advertising agency media planners who plan and buy online advertising for their client,

    business partners, including ISPs, media companies, portals, search engines and other web sites, that partner with us to enhance the search experience of their users, and

    online businesses that seek to have their listings included in our search results in order to gain the benefits of search marketing.

Among other things, it is planned that any of our listed sites that have not been covered by a “Pay-per-Click agreement” with us when we begin to market our service will receive a bi-weekly report showing the hits they have received from us. There are two kinds of listed websites – (1) those that we selected and listed in our quest to populate our database, i.e., make them available and increase our number, (such listings will remain free) and (2) those that will submit or have submitted their website for listing subject to payment of the listing fee of $125.00. All sites will have the option to join our “Pay-per-Click” program at a fixed price of $0.25 per click. Those that do join will be found at the top of any routine query done on our database. As a result, our “pay per click” customers will get more clicks since our users will find them more easily. We do not intend to remove any listed websites because they are not a part of our “Pay-per-Click” agreement or have not paid a listing fee.

The search feature of our directory does not use “quotation marks” to set off search terms like all conventional spiral directories on the internet. Since all our categories and website URLs are named in a “Full Text” methodology, the users may query our database in a very different way than possible with search engines and conventional spiral directories. We are a searchable directory, not a search engine. A thorough understanding of the different ways to search our database requires a review of the online listings and tutorial pages included at http://www.superdirectories.com/notices.asp?Notice_ID=31.

The priority order in which websites will appear in our search results will be controlled by the popularity of each website and not by the amount they have agreed to pay for key words.  Our Pay-per-Click fees will be a fixed rate.  The website owners contracting for a publicity banner might be expected to experience greater popularity and in turn to show at the top of the search result listing. However, our ability to provide services remains dependent on our financial situation.

It is our opinion that all websites listed on SuperDirectories are advertisers. However, as explained above, those who do not pay will also be automatically found, but at a lower order in the search result listing.

Source and Availability of Raw Materials

We are not a user of raw materials and do not anticipate any future use.

Customers

We are a development stage company and currently have no customers. When we commence marketing, we may be dependent on one or a few customers and there is no guarantee we will be able to obtain any customers from the database. However, our target list of potential customers to be solicited is estimated to be more than 1,000,000 website owners to be found on the database. As of this date, we do not have agreements or indications of interest from any of these website owners. Although there is no guarantee that any will choose to participate, we feel that our target list of 1,000,000 is realistic based upon our current level of 943,860 websites listed. However, our ability to provide services remains dependent upon our financial situation.

We do not presently have any Associate or Affiliate Agreements in place, nor do we have a standard form for such agreements. The anticipated terms, which are in general use in the industry, are described in Item 2 – Plan of Operations – Overview, page 19. Basically, an Associate or Affiliate would offer a product or service through a listing on SuperDirectories and pay a negotiated fee expected to be between 8% and 15% of the price of the item payable monthly after a sale..

Employees

As of the date hereof, we have one employee, Luke Lalonde, who is also sole director and President and who puts in 100% of his available time. He works on Company programs, finances and regulatory matters 10-12 hours a day, seven days a week. We have never had a work stoppage, and our employee is not represented by a labor union. There are no labor contracts. We consider our relations with our employee to be good. We presently use 14 independent editors on a contract base. All such editor-contractors are organized as business entities such as corporations. There are no written contracts with any of them. They agree to perform a specific task and are compensated in accordance with quality of performance. There are no standard sets of terms. None of them are shareholders, directors, officers or employees of the Company or of Mr. Lalonde or any of his associates or affiliates. They invoice us on a “job done” basis at an approximate cost of $1,000 per editor per month. We intend to hire several additional administrative employees once commercial operations begin.

Environment and Government Approval

We do not have any environmental compliance costs, and there is no existing or anticipated impact by reason of government regulation or approval.

Patents, Trademarks and Royalty Agreements

We hold the registered Service Mark - SUPERDIRECTORIES - carrying registration number 2,425,941 in the United States Patent and Trademark Office.  We hold no other patents, licenses, franchises, concessions or royalty agreements.  The service mark expires on January 31, 2011 unless renewed.  Most of our programs have been developed “in-house”; there are now 168 such programs running on our website.   These programs are vital to our success in that they provide the basis and background for creation and implementation of our business. See Risk Factor-Patents, Licenses and Trademarks.

Research and Development

During the fiscal years ended September 30, 2006 and 2007 we spent approximately $78,751 and $174,862 respectively, on product development.  None of these costs have been or will be passed on to customers or borne directly by them.

Web Site

Our web site, www.superdirectories.com, will provide access, without charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

In 2000, Mr. Lalonde transferred his legal title, right and interest to the company “in the internet website concept and design he has created or will create that will be known as superdirectories.com …” by Subscription Agreement dated April 29, 2000. The agreement provided he would invest in the company by subscribing to the number of shares of common stock set forth (100,000,000) and in exchange of delivery of the stock to transfer the considerations upon the following terms:

1. Investor (Mr. Lalonde) shall first transfer the Subscription Payment;

2. Investor agrees he is an Accredited Investor;

3. Investor is purchasing the stock for his own account and not for resale;

4. Investor understands the stock has not been registered and cannot be resold without registration under the 1933 Act or pursuant to an exemption therefrom; and

5. Investor has received all documents and other information requested.

The transaction was treated as a charge of $1,000,000 to Additional Paid in Capital.

In 2000, the basic structure was developed, and the database had 6,000 categories and not yet configured for the “Full Text Search”. The company has since evolved to SuperDirectories, Inc. with a service mark, domain names, as well as organized and trained web-consulting group and a database of over 1.5 million categories with “Full Text Service Editing”.

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

Our business plan is based on our ability to develop a substantial Internet user base and, in turn, develop commercial applications including paid placement and paid inclusion listings and additional related services such as research and booking tools and comparison shopping tools. By developing a substantial Internet user base, we would be able to offer advertisers the opportunity to reach Internet users on a broad scale and find their target audiences more effectively. That is our plan, however, and we have no prior experience in developing these types of services. Moreover, we may not be able to develop a substantial Internet user base or develop paid placement inclusion listing services or other related services that are attractive to advertisers. If we are unable to develop these capabilities, we will not be able to generate any revenue and our business, financial condition and prospects would be materially harmed.

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

Our common stock is not currently listed for trading or quoted on any medium. Although we intend to apply to have our common stock quoted on the OTC Bulletin Board by seeking out a broker-dealer to act as market maker for our securities, there is currently no public market for our shares; nor is there any assurance we will be accepted for a quotation on the OTC. To date, there have been no discussions with any broker-dealer, and no market maker has been identified. Furthermore, there can be no assurance that any broker-dealer will be willing to act as market maker to allow our common stock to be quoted, or that a market for our securities will ever develop or be maintained. Even if we are quoted on the OTC Bulletin Board, any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant effect. In addition, the stock market has generally experienced, and continues to experience, price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock in any market that may develop.

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

Our small size and limited operating history may significantly limit our ability to compete successfully against larger, more established competitors, such as Google, Yahoo, Microsoft, others, which could have a material adverse effect on our business, results of operations and financial condition.

The online directory industry is characterized by large, well organized and well funded competitors such as Yahoo!, Google, and MSN who are active in the directory business in addition to their known prominence in the search field. As a development stage enterprise with no revenues, we do not compare ourselves to these very large entities, and because of our small size, we may have difficulty in competing with larger, more established competitors. The Internet directory and search market is rapidly evolving and intensely competitive, and we expect competition to intensify in the future. Barriers to entry are low; current and new competitors can easily launch new websites at a relatively low cost. Other major companies have the financial and technical ability to compete aggressively in this market. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition in other business and Internet markets, and significantly greater financial, marketing, technical and other resources than we have. Competitive pressures created by any one of these companies, or by our competitors collectively, could have a material adverse effect on our business, results of operations and financial condition, and we can give no assurance that we will be able to compete successfully against current and future competitors.

We may be unable to respond to the rapid technological change in our industry, which could significantly limit our ability to compete in our industry.

Our industry is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. The growth of the Internet and intensity of competition in the Internet search industry make these market characteristics more pronounced. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our products and services. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, any enhancements must meet the requirements of our current and prospective users and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our service or infrastructure to adapt to these changes. The failure to offer the most current technologies could significantly limit our ability to compete and could have a material adverse effect upon our business.

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

Based on his share ownership as of November 30, 2007, our president and sole director, Luke Lalonde, and his affiliates, will own, or will have the right to acquire within 60 days of such date, approximately 60.4% of our outstanding common stock. Accordingly, as a practical matter, Mr. Lalonde may be able to exert significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration of voting stock could have the effect of delaying, preventing or causing a change in control. The interests of Mr. Lalonde may also conflict with the interests of other holders of our common stock.

We will incur increased costs as a result of being a fully reporting company.

Compliance with the reporting obligations under the Exchange Act involves substantial costs, including the cost of an independent registered public accounting firm to review quarterly financial reports and audit Financial Statements included in our annual reports, the cost of directors and officers liability insurance and indemnification, the costs to implement internal control procedures for financial reporting and public disclosure, the cost of preparing quarterly, annual and periodic reports and filing them with the SEC and the cost of printing and mailing information related to stockholders' meetings. We believe that these costs will be offset by the benefit of greater access to capital and an improved trading market and liquidity for our stockholders. However, the costs related to being public are largely fixed, while the benefits are dependent upon a number of factors, the success of which cannot be guaranteed.

Time and Cost Restraints.

Our “Human Editing Process” bears a cost of $0.92 per category. This is relatively expensive because of the use of consultants. We are limited by the number of consultants collecting or adding new data and continuously adding and updating. We must control these costs to remain competitive. At the same time, we are faced with need to remain current and not allowing time lags in our building-up of data. Lack of sufficient controls in these areas could conceivably cost us customers, resulting in decreased revenues. Mr. Lalonde is in constant consideration of these factors and supervision of the person involved. We are unable at this time to place a specific amount on potential losses.

We may be liable for issuing some of our common stock without registration or an exemption therefrom.

During the period October 1, 2002 through August 31, 2005 we issued 16,301,161 shares for approximately $941,000 to non-United States persons. We relied on the exemption from regulation provided by Regulation S. If it is ever determined that we did not properly rely on the exemption or otherwise erred in such reliance, we could be or become liable for a claim by investors or regulators that such shares were issued in violation of Section 5 of the Securities Act of 1933, i.e., issuing shares without registration or not pursuant to an applicable exemption. No such claim has been made by any regulator or shareholder.

However, the Company became concerned that it could be or become liable for the return of the $941,000 purchase price on demand of the shareholders or an action by the SEC such as seeking a cease and desist order or civil or criminal charges carrying unknown monetary penalties for violation of Section 5. We cannot estimate the effect on our liquidity, financial position, results of operation and cash flows.

Based upon our concern and not on any official claim or finding, we made a rescission offer to all non-USA shareholders who acquired shares between October 7, 2002 and

August 31, 2005. The rescission offer was made in writing and transmitted on October 15, 2005 by mail delivery and on October 16, 2005 by hand delivery at a meeting of shareholders in Montreal. All recipients were non-United States persons. No shareholder has accepted the rescission offer. If the rescission offer were not properly presented, i.e., required registration or not properly subject to an available exemption, it could be a further violation of Section 5, giving rise to the same prospects of liability discussed above.

We may be or become liable for a violation of section 5 relative to the registration of shares issued to a consultant, Mr. Frank G. Wright, pursuant to an option agreement if it is ever determined that we did not properly use Form S-8. Mr. Wright received his option grant as a part of his compensation for services rendered. Mr. Wright's agreement also provided he would not be required to perform any activity that would render Form S-8 unavailable. The test relied upon by the Company was whether or not SD authorized or requested that Mr.Wright perform an activity and whether Mr. Wright performed such activity at our request which would render our issue of securities in reliance on S-8 a violation of Section 5. If a claim is made and it is ultimately determined that Form S-8 was not available to the issuer, we may face the same types of actions and claims against us discussed in paragraph 2 above. We cannot estimate the amount or nature of our liability, if any.

Oral Contracts.

We do not have written contract with our independent editors. As a result, they may cease working with us at any time with little or no notice, taking what they have learned with them and using it to compete with us. This could cause delay in completion of our website program and additional expense in locating, hiring and training replacements. Such delays could possibly cost us customers and loss of future revenues.

Patents, Licenses and Trademarks.

As noted in “Our Business”, Part I, Item 1, we have no patents, licenses or trademark (except for a United States registered Service Mark) protecting our programs and other aspects of our business. They, therefore, could be adopted and used by other entities, weakening our ability to compete with other providers. Such a result could cost us customers and create additional expense in providing our services as well as possible loss of future revenues. The sources of our programs are considered to be trade secrets and are essential to creation and implementation of our business; but they are not covered by patents or trademarks. We cannot estimate the impact on our financial position or future business, if any, if these are improperly disclosed.

Vulnerability to Developments in Technology.

We have focused solely on the development of our database since our inception. The pace of our development makes us vulnerable to more rapid development in technology, resulting in lag time with competitors and increased costs to catch up. It also could lead to delayed or lost revenues.

Item 2 - Description of Property

Our principal corporate offices are currently located at 5337 Route 374, Merrill, New York and consist of approximately 150 square feet of office and administrative space that we lease from and share with Aqua Nature of USA, Inc. pursuant to an informal month-to-month lease arrangement. Such rent has now been set at a fixed amount of $3,000 per month. Luke Lalonde, our president and majority stockholder is the majority stockholder of Aqua Nature of USA, Inc.  Aqua Nature of USA, Inc.’s sole business is owning and managing properties controlled by Mr. Lalonde.  For the fiscal years ended September 30, 2006 and 2007, we paid Aqua Nature of USA, Inc.$38,000 and $36,000, respectively in rent and services related to the property ($3,167 and $3,000 per month, respectively).

We are currently seeking to lease a new facility in or near Plattsburg, New York, which will serve as our principal corporate offices. We anticipate relocating to such a new facility during the next eight months.

Item 3 - Legal Proceedings

We are not currently a party to any pending legal proceeding, nor is any of our property the subject of a pending legal proceeding. We are not aware of any proceeding that a governmental authority is contemplating against us.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were presented to a vote of securities holders during the fourth quarter of the fiscal year covered by this report.

Part II

Item 5 - Market for Common Equity and Related Stockholder Matters

Market Information

As of December 19, 2007, there were outstanding approximately 165,589,466 shares of our common stock of which 158,136,566 are restricted and may be transferred only pursuant to a registration under the Securities Act, Rule 144 or some other exemption from registration. An additional 7,452,900 outstanding shares issued pursuant to the exercise of a stock option have been registered on a Form S-8, are unrestricted and freely tradable. No shares are presently proposed to be publicly offered.

We are an Exchange Act reporting company. However, currently, there is no established public trading market for our common stock. We cannot assure you that a public trading market for our common stock will ever develop or be maintained. We have not applied for a listing on any public trading exchange; however, we intend to qualify for quotation on the OTC Bulletin Board at a future date by asking at least one broker/dealer to make appropriate filings with the National Association of Securities Dealers and to serve as market maker.

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

Holders

On September 30, 2007, there were approximately 1,036 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

There are no existing compensation plans.  An earlier option plan has been fully exercised.

Shares were issued pursuant to the Stock Option Agreement dated November 24, 2004 between us and Frank G. Wright. The options were granted to Mr. Wright as partial compensation for consulting services that he provided to us related to the registration of our common stock under the Exchange Act and such other related business consulting services as we may reasonably request. Pursuant to the stock option agreement, we granted to Mr. Wright options to purchase up to 7,605,000 shares of our common stock. One-third of the options became immediately exercisable; another one-third of the options became exercisable upon the filing of this registration statement with the Securities and Exchange Commission; and the remaining one third of the options became exercisable upon the effectiveness of this registration statement. The exercise price for the options is $ 0.01 per share. The options shares have been registered on a Form S-8 filed with the SEC, and there are no unexercised options remaining.

Item 6 - Management's Discussion and Analysis or Plan of Operation

This report contains what may be deemed to be forward looking statements. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth in the following Plan of Operation and elsewhere in this report. See also Cautionary Statement, Part 1 on page 1.

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

SB 303 (a) Plan of operation.

1. SuperDirectories' plan of operation for the next twelve months is completely dependent upon the issuer’s success in raising additional capital.

i. At the present time we have approximately $769,250 cash available and believe we can satisfy our capital requirements for the 12 months ending September 30, 2008, as set forth in our plan from existing cash;

ii. As in previous periods, we will engage consultants to perform “human” editing services, expanding the quality and size of our searchable directory. As expansion occurs, and as increased user activity places greater demand on the system, more hardware (servers and routers) will be added to manage the increased volume of data stored in the database and presented by the online directory;

iii. Except for one or more servers and routers as may be occasioned by large demand for our directory, we do not expect to purchase any significant equipment or make any other capital expenditure; and

We have been successful in financing our operational and developmental activities by selling shares of our common stock. While we have no assurance that we will be able to continue that success, our current available cash balance is approximately $769,250 and our current requirements (see table below) appear to have been met. We are confident we will be able to raise sufficient capital, if any is required, to continue development until business operations are commenced. This is based upon our past performance and the many requests from investors for new subscriptions. We have no plans for other business activities if we are unable to raise funds. Based upon cash currently available we feel we can continue at least until September 30, 2008 without the need to raise additional capital. Our activities to date have been limited to building our database and those activities will continue throughout our Plan of Operation and as long as we continue our operations. The information available through our directory comes from ever changing and growing sources. Therefore, our task of adding to our data base will never end.

We believe within one year, we will have a sufficient database to make our website marketable. In order to accomplish this we intend to add 16 additional directory consultants by June 30, 2008. These editors, who work on a contract basis only, research subjects for our directory, create new categories and add websites to our directory. Editors will be added each month to our existing 14 directory editors so that we have a total of 30 directory editors by June 30, 2008. Our average cost per directory consultant is approximately $1,000 per month. We are currently conducting a training program for our editors to help us to reach the desired efficiency of each editor being able to add approximately 500 new links per day into our database.

We currently have five servers in operation – two in Watertown, New York at facilities operated by Westelcom, two in Gatineau, QC, and one installed at facilities operated by MCI in Montreal, Quebec. We plan to install a sixth server in Plattsburg, New York during January, 2008. It is our plan to have all these facilities in operation before March 31, 2008.

In August of 2008 we intend to start building an administrative staff that will be needed to manage our business as we prepare to move from a developmental to operational mode. In this regard we plan to add approximately six administrative personnel and expect to begin to incur related payroll costs of approximately $15,000 per month.

By March 2008 we anticipate that we will have sufficiently developed our database to the point where we can offer a product that will be receptive to potential customers. At that time, although we will continue to add to our database, we intend to start adding marketing personnel to develop and implement a plan to bring our product into the marketplace. We plan to add five marketing personnel per month beginning in April 2008 until we reach a total of fifteen at an approximate monthly payroll cost of $2,750 per such employee. In order to provide a working environment for these additional employees we anticipate spending approximately $15,000 for additional office furniture and equipment during the quarter ending on June 30, 2008.

According to our Plan of Operation, the quarter ending on September 30, 2008 will be a continuation of our developmental and marketing activities with the established workforce of administrative personnel, marketing personnel and directory consultants that have been assembled. At this point we plan to undertake a national advertising program that will potentially require several millions of dollars. Much of the effort of our marketing team that will be assembled by September 30, 2008 will be directed to developing this national marketing effort and formulating a plan and cost projection to carry it out. The costs of this national marketing plan are not included in our Plan of Operations for the next twelve months. The feasibility of this national marketing plan will be dependent on our ability to raise additional capital and we have no assurance that this can be accomplished. If we can not raise the needed capital and launch our national marketing plan then we will not be able to achieve sufficient operating results to continue our business.

Following is a summary of our expected expenditures During the Present Fiscal Year ending on September 30, 2008:

	Quarter Ending 12/31/07	Quarter Ending 3/31/08	Quarter Ending 6/30/08	Quarter Ending 9/30/08	Year Ending 9/30/08

Consultants - directory	$42,000	$40,000	$50,000	$90,000	$222,000
Professional services	30,000	30,000	30,000	30,000	120,000
Administrative personnel	—	—	—	30,000	30,000
Marketing personnel	—	—	82,500	123,150	205,650
Product development	15,000	15,000	15,000	15,000	60,000
Rental expense	9,000	9,000	19,000	30,000	67,000
Travel expense	4,000	4,000	4,000	4,000	16,000
Automobile expense	2,000	2,000	2,000	2,000	8,000
Telephone expense	800	900	1,000	1,200	3,900	`
Office supplies	300	300	300	300	1,200
Bank fees	75	75	75	75	300
Office furniture	—	15,000	20,000	—	35,000
Install Plattsburg server	—	10,000	—	—	10,000
	$103,175	$126,275	$223,875	$325,725	$779,050

Funding for the above plan of operations has already been provided through December 17, 2007 and will continue to be available from cash currently on hand of approximately $769,250. If we are able to successfully develop and market our directory, we hope to generate revenue from several different sources. We can not be certain that the planned revenue sources will be marketable and therefore generate cash flow until we are actually in operation.

We have described above, pursuant to 303(a)1 of Regulation SB, our plan for the deployment of our existing capital. During the past, our CEO has received numerous telephone and email inquiries from our shareholders and investors referred by our shareholders, seeking to acquire common stock in private transactions. We believe that our present cash reserves of approximately $769,250 will satisfy our cash requirements based solely on the opinion of our CEO.

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

  Banners will be sold on an annual basis, starting as soon as possible after September 2008 when we will attempt to convert all present (trial basis) free-banner sites to paid sites. The program has not commenced, no transactions have been recorded and no sums raised or fees received.

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

Paid inclusion on listing will provide relevant search traffic with the submission of only a URL, title and description. Each click to a paid inclusion listing will be billed on a simple pre-set “cost per click”. Paid inclusion listing will be boosted into the sponsored search section of the search results page when space is available. In addition, we will pursue alternative revenue generating opportunities such as providing research and booking search tools for certain on line service providers such as hotels, airlines, car rental and vacation packages as well as comparison shopping tools for users to find, research, compare and purchase products on line. We publish our data in a proprietary set of categories in specific taxonomy, which has over 1,457,506 searchable categories as of

November 30, 2007. Our categories are titled to permit a response to our “Full Text Search” program. We expect to develop technology for incorporating maximum “cost per click” and click through rate in the placement of listings in search results, updated throughout the day.

Listing fees will be offered at $125.00 per page listed compared to more than $500.00 for the big players like Google and Yahoo. A "Submit" form will be installed on our site. We have not yet begun to offer these services.

Associates and Affiliates programs are those such as EBay and Amazon who pay between 8% and 15% of the sale referred. We will start our campaign for these listings before March 31, 2008, but have not yet done so. As we previously disclosed, "Associates" and "Affiliates" are virtually synonymous. They are commercial understandings between parties where, for example, "Machinery Dealer" shows many of his products for sale on his website. The dealer then arranges to list the website in our database under one or more fee structures. If a user of our directory checks on this site examines and subsequently buys a machine from the dealer's inventory or offerings, this sale would generate a commission in our favor because the buyer located the product via the use of our listed website.

Referrals. Referrals are bookings which will generate revenues for hotel and other facility operators, resulting in an automatic credit or payment via the creation of an online sale, usually around 2%. Revenues will be generated from electronic linking with hotel chains, tour operators and other large internet sellers of services such as cruise lines, resorts and golf and other sports and recreation packages. We have an extensive listing of such sites and will start working with them for agreements as soon as possible. None have been entered into as of the date hereof.

Bookings revenues will generate from electronic linking with Hotel chains, Tour operators and other large internet sellers of services such as Cruise lines, Resorts, Golf and other sports and recreation packagers. We have an extensive listing of such sites and will start working with them for agreements before March 31, 2008.

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

We have projected the opening of new offices in Plattsburg NY during fiscal year 2008.  In addition, new hires are contemplated for marketing and administration.  We do not anticipate the purchase or sale of major equipment other than office furniture and equipment.

Independent directory consultants are trained to research subjects for our directory. We have had good success with these and presently use fourteen on a contractor basis only. We expect to add 16 more as financing permits for the full year. These people create new categories and add websites to our directory.

We have upgraded our server network by adding router machines to our existing servers.  More servers in different locations will be added as the user-traffic volume and origin-locus will require.

We currently have servers in operation at different facilities as described on page 4, in "Our Business".

Our database software is basically a modified Microsoft SQL. We have also written 38,000 pages of script to run our database and search performance.

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

Accounting for Long- Lived Assets: Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that the Company record an impairment charge on finite-lived intangibles or long-lived assets to be held and used when the Company determines that an indicator exists and the carrying value of intangible assets and long-lived assets may not be recoverable. Based on the existence of one or more indicators of impairment, we measure any impairment of intangibles or long-lived assets based on the difference between book value of the asset and fair value as determined using a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in its business model. Our estimate of cash flows requires significant judgment based on its historical results and anticipated results and is subject to many factors.

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

Item 7 - Financial Statements

The information following presents an audited balance sheet of the Company as of September 30, 2007 and audited statements of operations, cash flows and changes in stockholders’ equity for each of the 2 years then ended and for the period from November 15, 1999 (inception) to September 30, 2007.

Index to Financial Statements

Contents

Report of Independent Registered Public Accounting Firm

Financial Statements

Balance Sheet

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

F-7 – F-13

SUPERDIRECTORIES, INC.

(A Development Stage Company)

Audited Financial Statements

From Inception (November 15, 1999)

 to September 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of SuperDirectories, Inc.

We have audited the accompanying balance sheet of SuperDirectories, Inc. (a development stage company) as of September 30, 2007, and the related statements of operations, stockholders’ equity and cash flows for each of the two years then ended, and for the period from November 15, 1999 (inception), to September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SuperDirectories, Inc. as of September 30, 2007, and the results of its operations and its cash flows for each of the two years then ended, and from November 15, 1999 (inception), to September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

GOFF BACKA ALFERA & COMPANY, LLC.

Pittsburgh, Pennsylvania

December 19, 2007

SuperDirectories, Inc.
(A Development Stage Company)
Balance Sheet

September, 30 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$693,872
Prepaid expenses	5,020

TOTAL CURRENT ASSETS	698,892

PROPERTY AND EQUIPMENT
Office equipment	77,260
Less accumulated depreciation	(49,587)

TOTAL PROPERTY AND EQUIPMENT	27,673

TRADE NAME, NET	2,029

TOTAL ASSETS	$728,594

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$15,027
Accrued expenses	22,500

TOTAL CURRENT LIABILITIES	37,527

TOTAL LIABILITIES	37,527

STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Capital stock, par value $.01 per share, 200,000,000 shares
authorized. 165,421,216 shares issued and outstanding	1,654,212
Additional paid in capital	4,721,784
Accumulated loss during the developmental stage	(5,684,929)

TOTAL STOCKHOLDERS' EQUITY	691,067

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$728,594

The accompanying notes are an integral part of these financial statements.

F-3

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Operations

			November 15, 1999 (Inception) to Sept. 30, 2007
		Years Ended September 30,

	2006	2007

REVENUES
Operating income	$–	$–	$–

TOTAL OPERATING INCOME	–	–	–

EXPENSES
Consultants	1,281,791	96,000	3,957,161
Legal and accounting	190,702	178,326	616,015
Impairment loss	243,903	–	243,903
Product development costs	78,751	174,862	364,462
Rental expense	43,302	36,000	305,477
Travel expense	11,132	14,853	59,729
Automobile expense	7,131	7,647	34,899
Depreciation	8,845	15,443	49,587
Start-Up Costs	–	–	17,500
Other taxes	1,001	2,623	18,272
Telephone	2,099	2,662	16,551
Office supplies	697	1,767	21,343
Amortization	217	217	1,229
Miscellaneous	–	–	888
Bank fees	30	185	765
Penalties	–	–	561
Advertising	–	–	158
Repair and maintenance	–	–	107
Insurance	–	–	3,423
Training	–	–	599
Web consulting	–	–	5,231

TOTAL EXPENSES	1,869,601	530,585	5,717,860

OTHER INCOME
Other income	–	–	125
Interest income	1,418	17,794	32,806

TOTAL OTHER INCOME	1,418	17,794	32,931

INCOME (LOSS) BEFORE INCOME TAXES	(1,868,183)	(512,791)	(5,684,929)

(PROVISION) BENEFIT FOR INCOME TAXES	–	–	–

NET LOSS	$(1,868,183)	$(512,791)	$(5,684,929)

EARNINGS(LOSS) PER COMMON SHARE - BASIC	$(0.01)	$(0.00)

EARNINGS(LOSS) PER COMMON SHARE - DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASI C	163,337,199	165,196,339

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTE D	163,337,199	165,196,339

The accompanying notes are an integral part of these financial statements.			F-4

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity

	Shares	Amount	Additional Paid-In Capital	Common Stock Options	Common Stock Subscriptions	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	COMMON STOCK

Balance at November 15, 1999 (Inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	140,500,000	1,405,000	(1,000,000)	—	—	—	405,000
Net loss	—	—	—	—	—	(128,347)	(128,347)

Balance at September 30, 2000	140,500,000	1,405,000	(1,000,000)	—	—	(128,347)	276,653
Issuance of common stock	46,500	465	46,035	—	—	—	46,500
Net loss	—	—	—	—	—	(109,493)	(109,493)

Balance at September 30, 2001	140,546,500	1,405,465	(953,965)	—	—	(237,840)	213,660
Issuance of common stock	3,228,299	32,283	132,932	—	—	—	165,215
Net loss	—	—	—	—	—	(121,664)	(121,664)

Balance at September 30, 2002	143,774,799	1,437,748	(821,033)	—	—	(359,504)	257,211
Issuance of common stock	507,408	5,074	20,296	—	—	—	25,370
Net loss	—	—	—	—	—	(51,503)	(51,503)

Balance at September 30, 2003	144,282,207	1,442,822	(800,737)	—	—	(411,007)	231,078
Issuance of common stock	7,934,119	79,341	271,361	—	—	—	350,702
Net loss	—	—	—	—	—	(109,209)	(109,209)

Balance at September 30, 2004	152,216,326	1,522,163	(529,376)	—	—	(520,216)	472,571
Issuance of common stock	4,656,036	46,561	504,104	—	—	—	550,665

Stock Based Compensation Expensed
(Options valued at $.492 per share)	—	—	—	1,247,220	—	—	1,247,220
(Options valued at $.49 per share)	—	—	—	1,242,150	—	—	1,242,150

Exercise of stock options	2,484,300	24,843	1,217,307	(1,242,150)	—	—	—
Net loss	—	—	—	—	—	(2,783,739)	(2,783,739)

Balance at September 30, 2005	159,356,662	1,593,567	1,192,035	1,247,220	—	(3,303,955)	728,867
Issuance of common stock	595,674	5,956	589,718	—	—	—	595,674

Stock Based Compensation Expensed
(Options valued at $.492 per share)	—	—	—	1,247,220	—	—	1,247,220

Exercise of stock options	4,968,600	49,686	2,444,754	(2,494,440)	—	— `	—

Stock Subscriptions Received	—	—	—	—	4,040	—	4,040

Net loss	—	—	—	—	—	(1,868,183)	(1,868,183)

Balance at September 30, 2006	164,920,936	1,649,209	4,225,507	—	4,040	(5,172,138)	707,618

Issuance of common stock	500,280	5,003	495,277	—	—	—	500,280

Stock Subscriptions		—	—	—	(4,040)	—	(4,040)

Net loss	—	—	—	—	—	(512,791)	(512,791)

Balance at September 30, 2007	165,421,216	$1,654,212	$4,721,784	$—	$—	$(5,684,929)	$691,067

The accompanying notes are an integral part of these financial statements.

F-5

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Years Ended September 30,		November 15, 1999 (Inception) to Sept. 30,
	2006	2007	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,868,183)	$(512,791)	$(5,684,929)
Adjustments to reconcile net loss to net cash used by operating activities:
Noncash Stock Compensation Expense	1,247,220	—	3,736,590
Depreciation	8,845	15,443	49,587
Amortization	217	217	1,228
Impairment loss	243,903	—	243,903
(Increase) decrease in assets:
Due from Stockholder	6,745	—	—
Prepaid expenses	(5,525)	3,240	(5,020)
Increase (decrease) in liabilities:
Accounts payable	(2,156)	14,862	15,027
Accrued expenses	(6,117)	(14,357)	22,500

NET CASH USED BY OPERATING ACTIVITIES	(375,051)	(493,386)	(1,621,114)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(47,707)	(1,677)	(321,163)
Trade name	—	—	(3,257)

NET CASH USED IN INVESTING ACTIVITIES	(47,707)	(1,677)	(324,420)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	595,674	500,280	2,639,406
Common stock subscriptions	4,040	(4,040)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	599,714	496,240	2,639,406

NET INCREASE IN CASH AND CASH EQUIVALENTS	176,956	1,177	639,872

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	515,739	692,695	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$692,695	$693,872	$693,872

SUPPLEMENTAL DISCLOSURES:

Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Stock options exercised	$2,494,440	$—	$3,736,590

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

Property and Equipment

Property and equipment are stated at cost when purchased. Depreciation of property and equipment is computed using the straight-line method based on the estimated useful lives of the assets. The useful life of office equipment is from 3 to 5 years. Upon retirement or disposal of an asset, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the determination of net income (loss). Depreciation expense was $15,443 and $8,845 the years ended September 30, 2007 and 2006 respectively.

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

In accordance with EITF 00-2, Accounting for Website Development Costs, and SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized certain website development costs totaling $11,654 and $0 during the years ended 2006 and 2007, respectively. Capitalized website development costs were included in property and equipment and were to be amortized over a period of three years once the website was ready for its intended use.

As discussed above, Management regularly reviews the carrying value of intangible assets including capitalized website development costs. At September 30, 2006, Management was uncertain as to the timing of the commencement of operations. Accordingly, Management determined that the fair value of the website development costs could not be established and an impairment loss of $243,903 was recognized during the fiscal year ended September 30, 2006 to write off the carrying value of the Website Development Costs.

Trade name is carried at cost less accumulated amortization. Intangible assets are generally amortized on a straight-line basis over the economic lives of the respective assets, generally two to fifteen years. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. The Company recorded amortization expense of $217 and $217 for 2006 and 2007, respectively.

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

	2006	2007
Basic weighted average shares outstanding	163,337,199	165,196,339
Stock Option Shares	0	0
Diluted weighted-average shares outstanding	163,337,199	165,196,339

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

Note 2 – Concentration of credit risk:

The Company maintains cash balances at a bank in New York. At September 30, 2007, the Company’s cash balances exceeded the $100,000 insured by the Federal Deposit Insurance Corporation (FDIC) by $571,324.

Note 3 – Stockholders’ Equity:

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

SuperDirectories, Inc.

Notes to Financial Statements

Note 3 – Stockholders’ Equity (continued):

The following table summarizes the Company’s activity in its common stock since inception:

Description	# of shares issued	Share price	Cash proceeds
Issuance of common stock at $0.00 per share (1)	100,000,000	0.00	$ 0
Issuance of common stock at $0.01 per share	40,500,000	0.01	405,000
Balance at September 30, 2000	140,500,000		$405,000
Issuance of common stock at $1.00 per share	46,500	1.00	46,500
Balance at September 30, 2001	140,546,500		$451,500
Issuance of common stock at $0.05 per share	3,224,299	0.05	161,215
Issuance of common stock at $1.00 per share	4,000	1.00	4,000
Balance at September 30, 2002	143,774,799		$616,715
Issuance of common stock at $0.05 per share	507,408	0.05	25,370
Balance at September 30, 2003	144,282,207		$642,085
Issuance of common stock at $0.01 per share	330,000	0.01	3,300
Issuance of common stock at $0.02 per share	3,650,266	0.02	73,005
Issuance of common stock at $0.04 per share	1,197,401	0.04	47,896
Issuance of common stock at $0.05 per share	1,937,806	0.05	96,890
Issuance of common stock at $0.06 per share	272,600	0.06	16,356
Issuance of common stock at $0.10 per share	356,356	0.10	35,636
Issuance of common stock at $0.363 per share	136,690	0.363	49,619
Issuance of common stock at $0.50 per share	50,000	0.50	25,000
Issuance of common stock at $1.00 per share	3,000	1.00	3,000
Balance at September 30, 2004	152,216,326		$992,787
Issuance of common stock at $0.01 per share	516,234	0.01	5,163
Issuance of common stock at $0.05 per share	928,480	0.05	46,424
Issuance of common stock at $0.10 per share	2,222,602	0.10	222,260
Issuance of common stock at $0.15 per share	620,120	0.15	93,018
Issuance of common stock at $0.25 per share	22,000	0.25	5,500
Issuance of common stock at $0.50 per share	336,600	0.50	168,300
Issuance of common stock at $1.00 per share	10,000	1.00	10,000
Issuance of common stock per stock option (2)	2,484,300	N/A	N/A
Balance at September 30, 2005	159,356,662		$1,543,452
Issuance of common stock at $1.00 per share	595,674	1.00	595,674
Issuance of common stock per stock option (2)	4,968,600	N/A	N/A
Balance at September 30, 2006	164,920,936		$2,139,126
Issuance of common stock at $1.00 per share	500,280	1.00	500,280
Balance at September 30, 2007	165,421,616		$2,639,406

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

SuperDirectories, Inc.

Notes to Financial Statements

Note 4 – Stock Options:

In November 2004, the Company granted stock options to a consultant of the Company. Pursuant to the terms of the agreement the consultant had the right to purchase 7,605,000 shares of stock at an exercise price of $0.01 per share. The options were exercisable as follows: one-third were immediately exercisable; one-third were exercisable upon the Corporation’s filing with the SEC a registration statement on Form-10SB; and the remaining one-third were exercisable upon the effectiveness of the Form-10SB.

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

Note 5 – Common stock subscriptions:

Prior to September 30, 2006, the Company received $4,040 for subscriptions to its common stock, which were fulfilled during the fiscal year ended September 30, 2007.

SuperDirectories, Inc.

Notes to Financial Statements

Note 6 – Related party transactions:

Shareholders received complimentary advertising on the SuperDirectories, Inc. website. There was no recognized income from these activities. SuperDirectories, Inc. receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company of which the majority stockholder is the majority stockholder of SuperDirectories, Inc. Services and rentals from related parties of $36,000 and $38,000 for the years ended September 30, 2007 and 2006 are included in the Statement of Operations.

Note 7 – Income taxes:

The net deferred tax benefits in the accompanying balance sheets include the following components:

Deferred tax assets

$2,383,695

Less: valuation allowance

(2,383,695)

 Net deferred tax liability                             $       —

Deferred taxes relate primarily to unused net operating loss carryforwards of approximately $5.7million and differences between book and tax basis on fixed assets of approximately $6,000 at tax rates of 34% for Federal taxes and 8% for state taxes. Due to the uncertainty regarding the level of future earnings, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized, principally due to the expiration of net operating loss carryforwards. There was no provision for income tax expense for 2007 and 2006.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In 2005, we changed accountants.  This has been fully disclosed in our Forms 10-SB and 8-K, as amended, previously filed.

None of our accountants, during the fiscal years ended September 30, 2006 and 2007 have advised us that internal controls did not exist or that they were unwilling to rely on management’s representations or that the scope of the audit should be expanded or that information had come to their attention that would materially impact the fairness or reliability of any opinion. The prior accountants were authorized to respond fully to the inquiries of a successor.

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

PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers, Key Employees and Directors

The following table sets forth the name, age and positions of Luke Lalonde, our sole executive officer and director and Gary Benware who acts as Chief Financial Officer. Mr. Lalonde is serving as a director until the next annual meeting of stockholders and until his successor is elected and qualified or until his earlier resignation or removal. Mr. Lalonde is serving as our sole executive officer for a term which continues until the meeting of the board of directors which follows the next annual meeting of stockholders and until his successor shall have been chosen and qualified. He devotes 100% of his working time to our business (60 to 80 hours per week).

Name	Age	Position(s)

Luke Lalonde	69	President, Treasurer and Sole Director
Gary Benware	58	Chief Financial Officer

Mr. Lalonde, 69, has served as our President and sole director since 1999. From 1993 until 1999, Mr. Lalonde was semi-retired. From 1980 until 1993, Mr. Lalonde was the founder, President and Chief Executive Officer of AquaNature, Inc., a natural spring water bottling company, located in Quebec, Canada. Mr. Lalonde also owned and operated AquiCulture, Inc., a rainbow trout farm, from 1972 until 1986. Both AquaNature, Inc. and AquiCulture, Inc. were sold to Danon, Inc. in 1993. Mr. Lalonde is also majority shareholder of Aqua Nature of USA. Aqua Nature of USA is limited to owning land and residence used by Mr. Lalonde for family purposes and our office. Mr. Lalonde’s activities with Aqua Nature of USA are limited to reviewing accounts payable and financial items and making payment decisions. See Description of Property, Part I, Item 3, page 22.

Mr. Benware, an independent accountant, has been a member of the accounting firm of Dragon Benware during the past five years. He performs the function of Chief Financial Officer for us. He is not a director, officer or employee of SuperDirectories or related to any director or officer or nominee. See Executive Compensation, Part I, Item 6, page 25.

Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past five years, none of our directors, persons nominated to become a director, executive officers, promoters or control persons have been involved in:

    Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
    Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violation and other minor offenses);
    Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
    Being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures
    Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Code of Ethics

The Company has adopted a Policy Statement on Business Ethics and Conflicts of Interest, which was approved by the Board of Directors, applicable to all employees.

Item 10.    Executive Compensation

The following table sets forth compensation paid to persons who may be considered executive officers of the Company during the three fiscal years ended September 30, 2007. Mr. Lalonde received no compensation of any nature.

Name and Position	Year	Salary	Bonus	Stock Awards	Option Award	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other	Total

Luke Lalonde President and Chief Executive Officer	2007 2006 2005	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Gary Benware (1) Chief Financial Officer	2007 2006 2005	$22,450 $32,325 $21,010	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$22,450 $32,325 $21,010

(1) Mr. Benware has been a member of the accounting firm of Dragon Benware for the past five years. As is customary with many startup companies, we retained his firm to provide internal accounting services. The sums noted above were paid to his firm, and Mr. Benware received no compensation directly from us. Neither he nor his firm own any of our shares.

Option Grants

Option Grants in Last Fiscal Year

We have not granted options to Mr. Lalonde or Mr. Benware at any time.

Director Compensation

Mr. Lalonde, our sole director, does not receive any compensation for acting as such.

Item 11.    Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table sets forth, as of December 19, 2007, certain information concerning the ownership of our common stock by:

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes all shares over which the subject individual has or shares voting or investment power. Shares of common stock subject to options that are currently exercisable within 60 days of the date of this report are treated as outstanding for the purpose of computing the percentage ownership of the subject individual. These shares, however, are not considered outstanding when computing the percentage ownership of any other person.

As of December 19, 2007, there were approximately 165,589,466 shares of our common stock outstanding. There is no plan or arrangement with respect to a change in control. We currently do not have any equity compensation plans.

	Amount and Nature of
Name of Beneficial Owner	Beneficially Ownership	Percent of Class

Luke Lalonde (1)	100,000,000	60.4%
Gary Benware (2)	None	0%

(1) Mr. Lalonde's business address is in care of SuperDirectories, Inc., 5337 Route 374, Merrill, New York 12955.

(2) See Directors, Executive Officers, Promoters and Control Persons, Part III, Item 9 on page 28.

Item 12.    Certain Relationships and Related Transactions

We are parties to an informal arrangement with Aqua Nature of USA, Inc. pursuant to which we lease from them our principal corporate offices located at 5337 Route 374, Merrill, New York and we also receive certain telephone, internet, administrative, bookkeeping and related services. Luke Lalonde, our president and majority stockholder is the majority stockholder of Aqua Nature of USA, Inc. We paid Aqua Nature of USA, Inc. $38,000 and $36,000 for the fiscal years ended September 30, 2006 and 2007 respectively. See Description of Property, Part I, Item 2 on page 16.

In 2000, Mr. Lalonde transferred his legal right, title and interest in the SuperDirectories Internet website to the Company in exchange for 100,000,000 shares of our common stock.

Item 13 – Exhibits

3.1	Articles of Incorporation	*

3.2	By-laws	*

10	Consulting Agreement dated November 24, 2004
	Between the Company and Frank G. Wright	*

14	Code of Ethics	***

16.1	Letter from Sprouse & Anderson to SEC	*

16.2	Letter from Dragon Benware to SEC	*

31.1	Certification of Chief Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certificates

99	Share Subscription Agreement for non-United States Purchases	**

91.1	Website Letter from President	*

91.2	Index to Full Listings on http Superdirectories.com	*

*     Previously submitted with Form 10-SB as amended.

**   Previously submitted with Form 10-QSB for period ending June 30, 2006.
*** Previously submitted with Form 10-KSB for the year ended September 30, 2006.

Item 14 - Principal Accountant Fees and Services

The following table sets forth fees billed to the Company by our auditors during the fiscal years ended September 30, 2007 and 2006:

	September 30, 2007	September 30, 2006

1. Audit Fees	$18,300.00	$31,300.00
2. Audit Related Fees	18,250.00	41,867.00
3. Tax Fees	0.00	0.00
4. All Other Fees	0.00	0.00
Total Fees	$36,550.00	$73,167.00

Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Goff Back Alfera & Company, LLC in connection with statutory and regulatory filings or engagements. The 2007 audit fees will be paid in 2008.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements, which are not reported under "Audit Fees."

Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All other fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2007 or 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SuperDirectories, Inc.

By: /s/ Luke LaLonde
Luke Lalonde
President and Chief Executive Officer
Date: December 19, 2007

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrants in the capacities and on the dates indicated:

By: /s/ Luke LaLonde	By: /s/ Gary Benware
Luke Lalonde	Gary Benware
Director and President	Principal Financial Officer
Date: December 19, 2007	Date: December 19, 2007

34