Form 10QSB
period 2008-03-31
SuperDirectories Inc.
filed 2008-05-07
CIK 1338624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period _____________ to _____________

Commission File Number 0-51533

SuperDirectories, Inc.
(Exact name of small Business Issuer as specified in its charter)

Delaware	14-1817301
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

5337 Route 734
Merrill, NY	12955
(Address of principal corporate offices)	(Postal or Zip Code)

Registrant’s telephone number, including area code:	(518) 425-0320

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 165,969,216

Transitional Small Business Disclosure Format (Check one):   ☐ Yes   ☒ No

SuperDirectories, Inc.
(A Development Stage Company)
Balance Sheet

March 31,
2008
(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$998,114
Prepaid expenses and other assets	10,797

TOTAL CURRENT ASSETS	1,008,911

PROPERTY AND EQUIPMENT
Office equipment	77,260
Less accumulated depreciation	(57,413)

TOTAL PROPERTY AND EQUIPMENT	19,847

TRADE NAME, NET	1,920

TOTAL ASSETS	$1,030,678

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,020

TOTAL CURRENT LIABILITIES	6,020

TOTAL LIABILITIES	6,020

STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Capital stock, par value $.01 per share, 200,000,000 shares
authorized. 165,969,216 shares issued and outstanding	5,264,304
Additional paid in capital	1,659,692
Accumulated loss during the developmental stage	(5,899,338)

TOTAL STOCKHOLDERS' EQUITY	1,024,658

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,030,678

The accompanying notes are an integral part of these financial statements.

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Operations

(UNAUDITED)

					November
					15, 1999
	Three Months Ended		Six Months Ended		(Inception)
	March 31,		March 31,		to March31,
	2007	2008	2007	2008	2008

REVENUES
Operating income	$-	$-	$-	$-	$-

TOTAL OPERATING INCOME	-	-	-	-	-

EXPENSES
Consultants	16,000	-	40,000	25,247	3,982,408
Legal and accounting	53,055	40,759	84,536	58,135	678,371
Impaiment Loss	-	-	-	-	243,903
Product development costs	50,692	57,160	75,384	96,587	461,049
Rental expense	9,000	9,000	18,000	18,000	323,477
Travel expense	4,827	1,497	9,567	10,665	66,173
Automobile expense	2,186	1,040	3,483	3,955	38,854
Depreciation	3,778	3,906	7,605	7,825	57,412
Start-Up Costs	-	-	-	-	17,500
Other taxes	846	525	1,299	525	18,797
Telephone	897	660	1,325	1,232	17,783
Office supplies	314	446	1,189	1,307	22,650
Amortization	55	55	109	109	1,338
Miscellaneous	-	-	-	-	888
Bank fees	75	38	102	38	803
Penalties	-	-	-	-	561
Advertising	-	-	-	-	158
Repair and maintenance	-	-	-	-	107
Insurance	-	-	-	-	3,423
Training	-	-	-	-	599
Web consulting	-	-	-	-	5,231

TOTAL EXPENSES	141,725	115,086	242,599	223,625	5,941,485

OTHER INCOME
Other Income	-	-	-		125
Interest income	463	5,777	9,799	9,216	42,022
TOTAL OTHER INCOME	463	5,777	9,799	9,216	42,147

LOSS BEFORE INCOME TAXES	(141,262)	(109,309)	(232,800)	(214,409)	(5,899,338)

(PROVISION) BENEFIT FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(141,262)	$(109,309)	$(232,800)	$(214,409)	$(5,899,338)

Earnings (loss) per common share - basic	0.00	0.00	0.00	0.00

Earnings (loss) per common share - diluted	0.00	0.00	0.00	0.00

Weighted average common shares outstanding - basic	164,946,261	165,836,091	164,937,819	165,558,216

Weighted average common shares outstanding - diluted	164,946,261	165,836,091	164,937,819	165,558,216

The accompanying notes are an integral part of these financial statements.

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity

(UNAUDITED)

						Deficit
						Accumlated
			Additional			During the	Total
			Paid-In	Common	Common Stock	Development	Stockholders'
	Shares	Amount	Capital	Stock Options	Subscriptions	Stage	Equity
	COMMON STOCK

Balance at November 15, 1999	-	$-	$-	$-	$-	$-	$-
Issuance of common stock	140,500,000	1,405,000	(1,000,000)	-	-	-	405,000
Net loss	-	-	-	-	-	(128,347)	(128,347)
Balance at September 30, 2000	140,500,000	1,405,000	(1,000,000)	-	-	(128,347)	276,653
Issuance of common stock	46,500	465	46,035	-	-	-	46,500
Net loss	-	-	-	-	-	(109,493)	(109,493)
Balance at September 30, 2001	140,546,500	1,405,465	(953,965)	-	-	(237,840)	213,660
Issuance of common stock	3,228,299	32,283	132,932	-	-	-	165,215
Net loss	-	-	-	-	-	(121,664)	(121,664)
Balance at September 30, 2002	143,774,799	1,437,748	(821,033)	-	-	(359,504)	257,211
Issuance of common stock	507,408	5,074	20,296	-	-	-	25,370
Net loss	-	-	-	-	-	(51,503)	(51,503)
Balance at September 30, 2003	144,282,207	1,442,822	(800,737)	-	-	(411,007)	231,078
Issuance of common stock	7,934,119	79,341	271,361	-	-	-	350,702
Net loss	-	-	-	-	-	(109,209)	(109,209)
Balance at September 30, 2004	152,216,326	1,522,163	(529,376)	-	-	(520,216)	472,571
Issuance of common stock	4,656,036	46,561	504,104	-	-	-	550,665
Stock Based Compensation Expensed
(Options valued at $.492 per share)	-	-	-	1,247,220	-	-	1,247,220
(Options valued at $.49 per share)	-	-	-	1,242,150	-	-	1,242,150
Exercise of stock options	2,484,300	24,843	1,217,307	(1,242,150)	-	-	-
Net loss	-	-	-	-	-	(2,783,739)	(2,783,739)
Balance at September 30, 2005	159,356,662	1,593,567	1,192,035	1,247,220	-	(3,303,955)	728,867
Issuance of common stock	595,674	5,956	589,718	-	-	-	595,674
Stock Based Compensation Expensed
(Options valued at $.492 per share)	-	-	-	1,247,220	-	-	1,247,220
Exercise of stock options	4,968,600	49,686	2,444,754	(2,494,440)	-	-	-
Stock Subscriptions Received		-	-	-	4,040	-	4,040
Net loss	-	-	-	-	-	(1,868,183)	(1,868,183)
Balance at September 30, 2006	164,920,936	1,649,209	4,226,507	-	4,040	(5,172,138)	707,618
Issuance of common stock	500,280	5,003	495,277	-	-	-	500,280
Stock Subscriptions				-	(4,040)	-	(4,040)
Net loss	-	-	-	-	-	(512,791)	(512,791)
Balance at September 30, 2007	165,421,216	1,654,212	4,721,784	-	-	(5,684,929)	691,067
Issuance of common stock	548,000	5,480	542,520	-	-	-	548,000
Net loss	-	-	-	-	-	(214,409)	(214,409)
Balance at March 31, 2008	165,969,216	$1,659,692	$5,264,304	$-	$-	$(5,899,338)	$1,024,658

The accompanying notes are an integral part of these financial statements.

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Cash Flows
(UNAUDITED)

	Six Months Ended		November 15,
	March 31,		1999 (Inception)
	2007	2008	to March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(232,800)	$(214,409)	$(5,899,338)
Adjustments to reconcile net loss to net cash used
by operating activities:
Noncash Stock Compensation Expense	-	-	3,736,590
Depreciation	7,605	7,825	57,412
Amortization	107	109	1,338
Impairment Loss	-	-	243,903
(Increase) decrease in assets:
Due from Stockholder	(1,566)	-	-
Prepaid Expenses and Other Assets	(3,456)	(5,777)	(10,797)
Increase (decrease) in liabilities:
Accounts payable	5,815	(9,006)	6,020
Accrued expenses	(36,856)	(22,500)	-

NET CASH USED BY OPERATING ACTIVITIES	(261,151)	(243,758)	(1,864,872)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(321,163)
Trademarks	-	-	(3,257)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(324,420)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	26,359	548,000	3,187,406

NET CASH PROVIDED BY FINANCING
ACTIVITIES	26,359	548,000	3,187,406

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(234,792)	304,242	998,114

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	692,695	693,872	-

CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$457,903	$998,114	$998,114

SUPPLEMENTAL DISCLOSURES:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

Stock Options Exercised	$2,494,440	$-	$3,736,590

The accompanying notes are an integral part of these financial statements.

SuperDirectories, Inc.
A Development Stage Company
Notes to Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited financial statements of SuperDirectories, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the six-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s Report on Form 10-KSB for the year ended September 30, 2007.

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

Property and Equipment

Property and equipment are stated at cost when purchased. Depreciation of property and equipment is computed using the straight-line method based on the estimated useful lives of the assets. The useful life of office equipment is from 3 to 5 years. Upon retirement or

SuperDirectories, Inc.
A Development Stage Company
Notes to Financial Statements

disposal of an asset, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the determination of net income (loss). Depreciation expense was $7,825 and $7,605 the six months ended March 31, 2008 and 2007 respectively.

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

In accordance with EITF 00-2, Accounting for Website Development Costs, and SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized certain website development costs totaling $243,903 prior to September 30, 2006. Capitalized website development costs were included in property and equipment and were to be amortized over a period of three years once the website was ready for its intended use.

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

SuperDirectories, Inc.
A Development Stage Company
Notes to Financial Statements

Trade name is carried at cost less accumulated amortization. Intangible assets with finite lives are generally amortized on a straight-line basis over the economic lives of the respective assets, generally two to fifteen years. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that Management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. The Company recorded amortization expense of $109 for each of the six-month periods ended March 31, 2008 and 2007, respectively.

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

Product Development Costs

Product development costs consist primarily of subcontractor payments and related expenses incurred for enhancements to and maintenance of the Company’s network, classification and organization of listings, research and development costs, Website development costs, and other operating costs.

Earnings (Loss) per Share of Common Stock

Earnings (loss) per share are computed by dividing net income (loss) by weighted average common shares outstanding for the period. Basic earnings per share are computed using an unadjusted weighted average number of shares of common stock. Diluted earnings per share are compiled using the weighted average number of shares of common stock, plus an adjustment for the dilutive effect of unexercised in-the-money stock options. A reconciliation between basic and diluted weighted average common shares outstanding for the six months ended March 31 follows:

SuperDirectories, Inc.
A Development Stage Company
Notes to Financial Statements

	2007	2008
Basic weighted average shares outstanding	164,937,819	165,558,216
Stock Option Shares	0	0
Diluted weighted-average shares outstanding	164,937,819	165,558,216

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

SuperDirectories, Inc.
A Development Stage Company
Notes to Financial Statements

Based upon the foregoing, Management believes that there will be no impact on financial status as no expenses will be involved other than those already paid for mailing and printing, approximately $15,000. Accordingly, the Company is of the opinion that no liability exists and no provision for liability has been made in the financial statements. The common stock was issued at various dates to non-employees at prices determined by the Company’s president.

The following table summarizes the Company’s activity in its common stock since inception:

Description	# of shares issued	Share price	Cash proceeds

Issuance of common stock at $0.00 per share (1)	100,000,000	0.00	$ 0
Issuance of common stock at $0.01 per share	40,500,000	0.01	405,000
Balance at September 30, 2000	140,500,000		$405,000
Issuance of common stock at $1.00 per share	46,500	1.00	46,500
Balance at September 30, 2001	140,546,500		$451,500
Issuance of common stock at $0.05 per share	3,224,299	0.05	161,215
Issuance of common stock at $1.00 per share	4,000	1.00	4,000
Balance at September 30, 2002	143,774,799		$616,715
Issuance of common stock at $0.05 per share	507,408	0.05	25,370
Balance at September 30, 2003	144,282,207		$642,085
Issuance of common stock at $0.01 per share	330,000	0.01	3,300
Issuance of common stock at $0.02 per share	3,650,266	0.02	73,005
Issuance of common stock at $0.04 per share	1,197,401	0.04	47,896
Issuance of common stock at $0.05 per share	1,937,806	0.05	96,890
Issuance of common stock at $0.06 per share	272,600	0.06	16,356
Issuance of common stock at $0.10 per share	356,356	0.10	35,636
Issuance of common stock at $0.363 per share	136,690	0.363	49,619
Issuance of common stock at $0.50 per share	50,000	0.50	25,000
Issuance of common stock at $1.00 per share	3,000	1.00	3,000
Balance at September 30, 2004	152,216,326		$992,787
Issuance of common stock at $0.01 per share	516,234	0.01	5,163
Issuance of common stock at $0.05 per share	928,480	0.05	46,424
Issuance of common stock at $0.10 per share	2,222,602	0.10	222,260
Issuance of common stock at $0.15 per share	620,120	0.15	93,018
Issuance of common stock at $0.25 per share	22,000	0.25	5,500
Issuance of common stock at $0.50 per share	336,600	0.50	168,300
Issuance of common stock at $1.00 per share	10,000	1.00	10,000
Issuance of common stock per stock option (2)	2,484,300	N/A	N/A
Balance at September 30, 2005	159,356,662		$1,543,452
Issuance of common stock at $1.00 per share	595,674	1.00	595,674
Issuance of common stock per stock option (2)	4,968,600	N/A	N/A
Balance at September 30, 2006	164,920,936		$2,139,126

SuperDirectories, Inc.
A Development Stage Company
Notes to Financial Statements

Issuance of common stock at $1.00 per share	500,280	1.00	500,280
Balance at September 30, 2007	165,421,216		$2,639,406
Issuance of common stock at $1.00 per share	548,000	1.00	548,000
Balance at March 31, 2008	165,969,216		$3,187,406

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

SuperDirectories, Inc.
A Development Stage Company
Notes to Financial Statements

Expected life (in years)	5 Years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.

SuperDirectories, Inc.
A Development Stage Company
Notes to Financial Statements

Note 5 – Related party transactions:

Shareholders received complimentary advertising on the SuperDirectories, Inc. website. There was no recognized income from these activities. SuperDirectories, Inc. receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company of which the majority stockholder is the majority stockholder of SuperDirectories, Inc. Services and rentals from related parties of $18,000 and $18,000 for the six months ended March 31, 2008 and 2007 are included in the Statement of Operations.

Note 6 – Income taxes:

The net deferred tax benefits in the accompanying balance sheets include the following components:

Deferred tax assets	$2,476,131
Less: valuation allowance	(2,476,131)
Net deferred tax benefits	$-

Deferred taxes relate primarily to unused net operating loss carryforwards of approximately $5.9 million and differences between book and tax basis on fixed assets of approximately $6,000 at tax rates of 34% for Federal taxes and 8% for state taxes. Due to the uncertainty regarding the level of future earnings, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized, principally due to the expiration of net operating loss carryforwards. There was no provision for income tax expense for the six months ended March 31, 2008 and 2007.

Item 2. Management’s discussion and Analysis or Plan of Operation

The following discussion of our plan of operation for the next 12 months should be read in conjunction with our financial statements, any notes related thereto, and the other financial data included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

Information provided in this Quarterly Report on Form 10-QSB may contain what may be deemed to be forward-looking statements that are not historical facts and information. These statements represent our expectations or beliefs, such as statements concerning future operating results, statements concerning industry performance, our operations, economic performance, financial conditions, margins and growth in sales of our products and capital expenditures. These forward looking statements include risks and uncertainties, many of which are not within our control, such as the uncertainty of future demand for our products; the uncertainty and timing of the successful development of the Company’s new products; the risks associated with reliance on a few key customers; our ability to attract and retain personnel with the necessary scientific and technical skills; the timing and completion of significant orders; the timing and amount of our research and development expenditures; the timing and level of market acceptance of customers’ products for which the Company supplies components; the level of market acceptance of competitors’ products; our ability to control costs associated with performance under fixed price contracts; the performance and reliability of our vendors; potential product and contractual liability to its customers; and the continued availability to our Company of essential supplies, materials and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. For this purpose, all statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from the forward-looking statements or views expressed herein. Our financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents we have filed with the Securities and Exchange Commission, including the Company’s most recent Form 10-KSB.

Plan of Operation

The following discussion of our plan of operation for the next 12 months should be read in conjunction with our financial statements, any notes related thereto, and the other financial data included elsewhere in this quarterly report.

     We have been successful in financing our operational and developmental activities by selling shares of our common stock. While we have no assurance that we will be able to continue that success, our current available cash balance is approximately $1,014,238 and our current requirements (see table below) appear to have been met. We are confident we will be able to raise sufficient capital, if any is required, to continue development until business operations are commenced. This is based upon our past performance and the many requests from investors for new subscriptions. We have no plans for other business activities if we are unable to raise funds. Based upon cash currently available we feel we can continue for at least the twelve month period presented in the schedule of expected expenditures without the need to raise additional capital. Our activities to date have been limited to building our database and those activities will continue throughout our Plan of Operation and as long as we continue our operations. The information available through our directory comes from ever changing and growing sources. Therefore, our task of adding to our data base will never end.

     We believe within one year, we will have a sufficient database to make our website marketable. In order to accomplish this we intend to add 6 additional directory editors by June 30, 2008. These editors, who work on a contract basis only, research subjects for our directory, create new categories and add websites to our directory. Editors will be added each month to our existing 24 directory editors so that we have a total of 30 directory editors by June 30, 2008. Our average cost per directory consultant is approximately $1,000 per month. We are currently conducting a training program for our editors to help us to reach the desired efficiency of each editor being able to add approximately 500 new links per day into our database.

     We currently have five servers in operation – two in Watertown, New York at facilities operated by Westelcom, two in Gatineau, QC, and one installed at facilities operated by MCI in Montreal, Quebec. We plan to install a sixth server at our Westelcom facility in Plattsburg, New York during July, 2008.

     In July of 2008 we intend to start building an administrative staff that will be needed to manage our business as we prepare to move from a developmental to operational mode. In this regard we plan to add approximately six administrative personnel and expect to begin to incur related payroll costs of approximately $15,000 per month.

     By October 2008 we anticipate that we will have sufficiently developed our database to the point where we can offer a product that will be receptive to potential customers. At that time, although we will continue to add to our database, we intend to start adding marketing personnel to develop and implement a plan to bring our product into the marketplace. We plan to add five marketing personnel per month beginning in September 2008 until we reach a total of ten at an approximate monthly payroll cost of $2,750 per such employee. In order to provide a working environment for these additional employees we anticipate spending approximately $15,000 for additional office furniture and equipment during the quarter ending on June 30, 2008.

     According to our Plan of Operation, April 2009 will be a continuation of our developmental and marketing activities with the established workforce of administrative personnel, marketing personnel and directory consultants that have been assembled. At this point we plan to develop a national advertising program that will potentially require several millions of dollars. Much of the effort of our marketing team that will be assembled by September 30, 2008 will be directed to developing this national marketing effort and formulating a plan and cost projection to carry it out. The national marketing effort will not commence until after April, 2009. Therefore, the costs of this national marketing plan are not included in our Plan of Operations for the next twelve months as we have not yet developed the exact time frames, fees, costs and other details. The feasibility of this national marketing plan will be dependent on our ability to raise additional capital and we have no assurance that this can be accomplished. We have no plan for any other business.

Following is a summary of our expected expenditures for the next twelve months ending April 30, 2009:

	May	August	November	February	12 Mths
	Through	Through	Through	Through	Ending
	July	October	January	April	4/30/2009

Consultants - directory	$ 81,000	$ 90,000	$ 90,000	$ 90,000	$ 351,000
Professional services	6,000	6,000	6,000	6,000	24,000
Administrative personnel	15,000	45,000	45,000	45,000	150,000
Marketing personnel	-	41,250	82,500	82,500	206,250
Product development	15,000	15,000	15,000	15,000	60,000
Rental expense	9,000	19,000	30,000	30,000	88,000
Travel expense	4,000	4,000	4,000	4,000	16,000
Automobile expense	2,000	2,000	2,000	2,000	8,000
Telephone expense	900	1,000	1,200	1,200	4,300
Office supplies	300	300	300	300	1,200
Bank fees	75	75	75	75	300
Office furniture	15,000	20,000	-	-	35,000
Install Plattsburg server	10,000	-	-	-	10,000

	$158,275	$243,625	$276,075	$276,075	$954,050

     Funding for the above plan of operations will continue to be available from cash currently on hand of approximately $1,014,238. If we are able to successfully develop and market our directory, we hope to generate revenue from several different sources. We can not be certain that the planned revenue sources will be marketable and therefore generate cash flow until we are actually in operation.

     We have described above, pursuant to 303(a)1 of Regulation SB, our plan for the deployment of our existing capital. During the past, our CEO has received numerous telephone and email inquiries from our shareholders and investors referred by our shareholders, seeking to acquire common stock in private transactions. We believe that our present cash reserves of approximately $1,014,238 will satisfy our cash requirements based upon our expected expenditures as presented above.

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

     Paid inclusion on listing will provide relevant search traffic with the submission of only a URL, title and description. Each click to a paid inclusion listing will be billed on a simple pre-set “cost per click”. Paid inclusion listing will be boosted into the sponsored search section of the search results page when space is available. In addition, we will pursue alternative revenue generating opportunities such as providing research and booking search tools for certain on line service providers such as hotels, airlines, car rental and vacation packages as well as comparison shopping tools for users to find, research, compare and purchase products on line. We publish our data in a proprietary set of categories in specific taxonomy, which has over 1,608,883 searchable categories as of April 30, 2008. Our categories are titled to permit a response to our “Full Text Search”

program. We expect to develop technology for incorporating maximum “cost per click” and click through rate in the placement of listings in search results, updated throughout the day.

     Listing fees will be offered at $125 per page listed compared to more than $500 for the big players like Google and Yahoo. A “Submit” form will be installed on our site. We have not yet begun to offer these services.

     Associates and Affiliates programs are those such as EBay and Amazon who pay between 8% and 15% of the sale referred. We will start our campaign for these listings before October 31, 2008, but have not yet done so. As we previously disclosed, “Associates” and “Affiliates” are virtually synonymous. They are commercial understandings between parties where, for example, “Machinery Dealer” shows many of his products for sale on his website. The dealer then arranges to list the website in our database under one or more fee structures. If a user of our directory checks on this site, examines and subsequently buys a machine from the dealer’s inventory or offerings, this sale would generate a commission in our favor because the buyer located the product via the use of our listed website.

     Referrals. Referrals are bookings which will generate revenues for hotel and other facility operators, resulting in an automatic credit or payment via the creation of an online sale, usually around 2%. Revenues will be generated from electronic linking with hotel chains, tour operators and other large internet sellers of services such as cruise lines, resorts and golf and other sports and recreation packages. We have an extensive listing of such sites and will start working with them for agreements as soon as possible. None have been entered into as of the date hereof and we have not yet determined time frames, fees and other details. We therefore have not included it in our 12 month plan of operation.

     Bookings revenues will generate from electronic linking with Hotel chains, Tour operators and other large internet sellers of services such as Cruise lines, Resorts, Golf and other sports and recreation packagers. We have an extensive listing of such sites and will start working with them for agreements before October 31, 2008.

     A national advertising program is planned to be undertaken following the next 12 months which are presented in the schedule of expected expenditures above. Final costs and budgets have not been negotiated or agreed upon, however, management estimates that advertising might cost several millions in the first year and will be a dominant future cost. Taken in addition to those costs described above and below for development, personnel, office and associated equipment costs, we will require additional capital before we can undertake a national advertising program. We continue to research non-equity alternatives but our most promising avenue seems always to be equity. We will implement this national advertising program only when we have sufficient funds since our continuing operations are not dependent on such a program.

     We have projected the opening of new offices in Plattsburgh NY in fiscal 2008. In addition, new hires are contemplated for marketing and administration. We do not anticipate the purchase or sale of major equipment other than office furniture and equipment.

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

Item 3 - Controls and Procedures

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures are effective, in all material respects, with respect to information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls during the fiscal quarter covered by this report.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings – Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth unregistered sales of equity securities and use of proceeds during the period covered by this report.

DATE	NUMBER	NUMBER OF	TOTAL
(2008)	OF	PURCHASERS/	PRICE
	SHARES	OFFERINGS	(U.S)
January 2	2,500	1	$ 2,500
January 23	17,500	5	17,500
January 24	7,500	1	7,500
January 28	2,500	1	2,500
February 6	4,000	1	4,000
February 14	59,500	19	59,500
February 25	98,500	10	98,500
March 7	50,000	1	50,000
March 10	6,250	2	6,250
March 24	18,000	6	18,000

TOTAL	266,250	47	$266,250

There were no underwriters, and no fees or commissions were paid. Sales were exempt from registration pursuant to Regulation S. All proceeds were used for working capital.

Item 3. Defaults Upon Senior Securities – Not applicable

Item 4. Submissions of Matters to Shareholders – Not applicable

Item 5. Other Information

The issuer has filed a Registration Statement on Form 10-SB that became effective on November 21, 2005. Amendment No. 8 to the Form 10-SB was filed on March 6, 2008.

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

SuperDirectories, Inc.

Date: May 2, 2008	By:	/s/ Luke Lalonde
Luke Lalonde, President and Chief
Executive Officer