Form 10QSB
period 2008-06-30
SuperDirectories Inc.
filed 2008-08-14
CIK 1338624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period _______________to _______________

Commission File Number 0-51533

SuperDirectories, Inc.
(Exact name of small Business Issuer as specified in its charter)

Delaware	14-1817301
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

5337 Route 374
Merrill, NY	12955
(Address of principal corporate offices)	(Postal or Zip Code)

Registrant’s telephone number, including area code:	(518) 425-0320

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 158,665,768

Transitional Small Business Disclosure Format (Check one): ☐ Yes   ☒ No

SuperDirectories, Inc.

SuperDirectories, Inc.
(A Development Stage Company)
Balance Sheet

June 30,
2008
(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$825,128
Prepaid expenses and other assets	16,107

TOTAL CURRENT ASSETS	841,235

PROPERTY AND EQUIPMENT
Office equipment	77,260
Less accumulated depreciation	(61,319)

TOTAL PROPERTY AND EQUIPMENT	15,941

TRADE NAME, NET	1,866

TOTAL ASSETS	$859,042

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,021

TOTAL CURRENT LIABILITIES	6,021

TOTAL LIABILITIES	6,021

STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Capital stock, par value $.01 per share, 200,000,000 shares
authorized. 158,759,684 shares issued and outstanding	1,587,596
Additional paid in capital	5,290,845
Accumulated loss during the developmental stage	(6,025,420)

TOTAL STOCKHOLDERS' EQUITY	853,021

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$859,042

The accompanying notes are an integral part of these financial statements.

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Operations

(UNAUDITED)					November
					15, 1999
	Three Months Ended		Nine Months Ended		(Inception)
	June 30,		June 30,		to June 30,
	2007	2008	2007	2008	2008

REVENUES
Operating income	$-	$-	$-	$-	$-

TOTAL OPERATING INCOME	-	-	-	-	-

EXPENSES
Consultants	24,000	-	72,000	25,247	3,982,408
Legal and accounting	32,069	31,454	108,606	89,589	709,825
Impaiment Loss	-	-	-	-	243,903
Product development costs	50,037	79,158	125,421	175,745	540,207
Rental expense	9,000	9,000	27,000	27,000	332,477
Travel expense	2,449	1,763	12,016	12,428	67,936
Automobile expense	2,502	4,789	5,985	8,744	43,643
Depreciation	3,927	3,907	11,532	11,732	61,319
Start-Up Costs	-	-	-	-	17,500
Other taxes	-	1,067	1,299	1,592	19,864
Telephone	622	675	1,946	1,907	18,458
Office supplies	306	131	1,495	1,438	22,781
Amortization	54	54	163	163	1,392
Miscellaneous	-	12	-	12	900
Bank fees		44	102	82	847
Penalties	-	-	-	-	561
Advertising	-	-	-	-	158
Repair and maintenance	-	-	-	-	107
Insurance	-	-	-	-	3,423
Training	-	-	-	-	599
Web consulting	-	-	-	-	5,231

TOTAL EXPENSES	124,966	132,054	367,565	355,679	6,073,539

OTHER INCOME
Other Income	-	-	-		125
Interest income	274	5,972	10,073	15,188	47,994
TOTAL OTHER INCOME	274	5,972	10,073	15,188	48,119

LOSS BEFORE INCOME TAXES	(124,692)	(126,082)	(357,492)	(340,491)	(6,025,420)

(PROVISION) BENEFIT FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(124,692)	$(126,082)	$(357,492)	$(340,491)	$(6,025,420)

Earnings (loss) per common share - basic	0.00	0.00	0.00	0.00

Earnings (loss) per common share - diluted	0.00	0.00	0.00	0.00

Weighted average common shares outstanding - basic	164,961,336	164,657,025	164,946,199	163,755,833

Weighted average common shares outstanding - diluted	164,961,336	154,657,025	164,946,199	163,755,833

The accompanying notes are an integral part of these financial statements.

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity

(UNAUDITED)						Deficit
						Accumlated
			Additional			During the	Total
			Paid-In	Common	Common Stock	Development	Stockholders'
	Shares	Amount	Capital	Stock Options	Subscriptions	Stage	Equity
	COMMON STOCK

Balance at November 15, 1999	-	$-	$-	$-	$-	$-	$-
Issuance of common stock	140,500,000	1,405,000	(1,000,000)	-	-	-	405,000
Net loss	-	-	-	-	-	(128,347)	(128,347)
Balance at September 30, 2000	140,500,000	1,405,000	(1,000,000)	-	-	(128,347)	276,653
Issuance of common stock	46,500	465	46,035	-	-	-	46,500
Net loss	-	-	-	-	-	(109,493)	(109,493)
Balance at September 30, 2001	140,546,500	1,405,465	(953,965)	-	-	(237,840)	213,660
Issuance of common stock	3,228,299	32,283	132,932	-	-	-	165,215
Net loss	-	-	-	-	-	(121,664)	(121,664)
Balance at September 30, 2002	143,774,799	1,437,748	(821,033)	-	-	(359,504)	257,211
Issuance of common stock	507,408	5,074	20,296	-	-	-	25,370
Net loss	-	-	-	-	-	(51,503)	(51,503)
Balance at September 30, 2003	144,282,207	1,442,822	(800,737)	-	-	(411,007)	231,078
Issuance of common stock	7,934,119	79,341	271,361	-	-	-	350,702
Net loss	-	-	-	-	-	(109,209)	(109,209)
Balance at September 30, 2004	152,216,326	1,522,163	(529,376)	-	-	(520,216)	472,571
Issuance of common stock	4,656,036	46,561	504,104	-	-	-	550,665
Stock Based Compensation Expensed
(Options valued at $.492 per share)	-	-	-	1,247,220	-	-	1,247,220
(Options valued at $.49 per share)	-	-	-	1,242,150	-	-	1,242,150
Exercise of stock options	2,484,300	24,843	1,217,307	(1,242,150)	-	-	-
Net loss	-	-	-	-	-	(2,783,739)	(2,783,739)
Balance at September 30, 2005	159,356,662	1,593,567	1,192,035	1,247,220	-	(3,303,955)	728,867
Issuance of common stock	595,674	5,956	589,718	-	-	-	595,674
Stock Based Compensation Expensed
(Options valued at $.492 per share)	-	-	-	1,247,220	-	-	1,247,220
Exercise of stock options	4,968,600	49,686	2,444,754	(2,494,440)	-	-	-
Stock Subscriptions Received		-	-	-	4,040	-	4,040
Net loss	-	-	-	-	-	(1,868,183)	(1,868,183)
Balance at September 30, 2006	164,920,936	1,649,209	4,226,507	-	4,040	(5,172,138)	707,618
Issuance of common stock	500,280	5,003	495,277	-	-	-	500,280
Stock Subscriptions				-	(4,040)	-	(4,040)
Net loss	-	-	-	-	-	(512,791)	(512,791)
Balance at September 30, 2007	165,421,216	1,654,212	4,721,784	-	-	(5,684,929)	691,067
Issuance of common stock	686,137	6,861	679,276	-	-	-	686,137
Repurchase and retirement of common stock	(7,347,669)	(73,477)	(110,215)	-	-	-	(183,692)
Net loss	-	-	-	-	-	(340,491)	(340,491)
Balance at June 30, 2008	158,759,684	$1,587,596	$5,290,845	$-	$-	$(6,025,420)	$853,021

The accompanying notes are an integral part of these financial statements.

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Cash Flows

(UNAUDITED)

	Nine Months Ended		November 15,
	June 30,		1999 (Inception)
	2007	2008	to June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(357,492)	$(340,491)	$(6,025,420)
Adjustments to reconcile net loss to net cash used
by operating activities:
Noncash Stock Compensation Expense	-	-	3,736,590
Depreciation	11,532	11,732	61,319
Amortization	163	163	1,391
Impairment Loss	-	-	243,903
(Increase) decrease in assets:
Due from Stockholder	(3,044)	-	-
Prepaid Expenses and Other Assets	(3,764)	(11,087)	(16,107)
Increase (decrease) in liabilities:
Accounts payable	5,060	(9,006)	6,021
Accrued expenses	(36,857)	(22,500)	-

NET CASH USED BY OPERATING ACTIVITIES	(384,402)	(371,189)	(1,992,303)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,677)	-	(321,163)
Trademarks		-	(3,257)

NET CASH USED IN INVESTING ACTIVITIES	(1,677)	-	(324,420)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscriptions	(4,040)	-	-
Repurchase and retirement of common stock	0	(183,692)	(183,692)
Issuance of common stock	50,400	686,137	3,325,543

NET CASH PROVIDED BY FINANCING
ACTIVITIES	46,360	502,445	3,141,851

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(339,719)	131,256	825,128

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	692,695	693,872	-

CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$352,976	$825,128	$825,128

SUPPLEMENTAL DISCLOSURES:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

Stock Options Exercised	$-	$-	$3,736,590

The accompanying notes are an integral part of these financial statements.

SuperDirectories, Inc.
A Development Stage Company
Notes to Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited financial statements of SuperDirectories, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the nine-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s Report on Form 10-KSB for the year ended September 30, 2007.

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

Property and Equipment

Property and equipment are stated at cost when purchased. Depreciation of property and equipment is computed using the straight-line method based on the estimated useful lives of the assets. The useful life of office equipment is from 3 to 5 years. Upon retirement or

SuperDirectories, Inc.
A Development Stage Company
Notes to Financial Statements

disposal of an asset, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the determination of net income (loss). Depreciation expense was $11,732 and $11,532 the nine months ended June 30, 2008 and 2007 respectively.

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

SuperDirectories, Inc.
A Development Stage Company
Notes to Financial Statements

Trade name is carried at cost less accumulated amortization. Intangible assets with finite lives are generally amortized on a straight-line basis over the economic lives of the respective assets, generally two to fifteen years. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that Management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. The Company recorded amortization expense of $163 for each of the nine-month periods ended June 30, 2008 and 2007, respectively.

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

SuperDirectories, Inc.
A Development Stage Company
Notes to Financial Statements

	2007	2008
Basic weighted average shares outstanding	164,946,199	163,755,833
Stock Option Shares	0	0
Diluted weighted-average shares outstanding	164,946,199	163,755,833

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

The following table summarizes the Company’s activity in its common stock since inception:

Description	# of shares issued	Share price	Cash proceeds
Issuance of common stock at $0.00 per share (1)	100,000,000	0.00	0
Issuance of common stock at $0.01 per share	40,500,000	0.01	$405,000
Balance at September 30, 2000	140,500,000		$405,000
Issuance of common stock at $1.00 per share	46,500	1.00	46,500
Balance at September 30, 2001	140,546,500		$451,500
Issuance of common stock at $0.05 per share	3,224,299	0.05	161,215
Issuance of common stock at $1.00 per share	4,000	1.00	4,000
Balance at September 30, 2002	143,774,799		$616,715
Issuance of common stock at $0.05 per share	507,408	0.05	25,370
Balance at September 30, 2003	144,282,207		$642,085
Issuance of common stock at $0.01 per share	330,000	0.01	3,300
Issuance of common stock at $0.02 per share	3,650,266	0.02	73,005
Issuance of common stock at $0.04 per share	1,197,401	0.04	47,896
Issuance of common stock at $0.05 per share	1,937,806	0.05	96,890
Issuance of common stock at $0.06 per share	272,600	0.06	16,356
Issuance of common stock at $0.10 per share	356,356	0.10	35,636
Issuance of common stock at $0.363 per share	136,690	0.363	49,619
Issuance of common stock at $0.50 per share	50,000	0.50	25,000
Issuance of common stock at $1.00 per share	3,000	1.00	3,000
Balance at September 30, 2004	152,216,326		$992,787
Issuance of common stock at $0.01 per share	516,234	0.01	5,163
Issuance of common stock at $0.05 per share	928,480	0.05	46,424
Issuance of common stock at $0.10 per share	2,222,602	0.10	222,260
Issuance of common stock at $0.15 per share	620,120	0.15	93,018
Issuance of common stock at $0.25 per share	22,000	0.25	5,500
Issuance of common stock at $0.50 per share	336,600	0.50	168,300
Issuance of common stock at $1.00 per share	10,000	1.00	10,000
Issuance of common stock per stock option (2)	2,484,300	N/A	N/A
Balance at September 30, 2005	159,356,662		$1,543,452
Issuance of common stock at $1.00 per share	595,674	1.00	595,674
Issuance of common stock per stock option (2)	4,968,600	N/A	N/A
Balance at September 30, 2006	164,920,936		$2,139,126

SuperDirectories, Inc.
A Development Stage Company
Notes to Financial Statements

Issuance of common stock at $1.00 per share	500,280	1.00	500,280
Balance at September 30, 2007	165,421,216		$2,639,406
Issuance of common stock at $1.00 per share	686,137	1.00	686,137
Repurchase common stock at $.025 per share	(7,347,669)	.025	(183,692)
Balance at June 30, 2008	158,759,684		$3,141,851

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

SuperDirectories, Inc.
A Development Stage Company
Notes to Financial Statements

Expected Volatility	60%
Expected life (in years)	5 Years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.

Effective May 28, 2008, Mr. Wright and certain other shareholders who had been given shares by Mr. Wright sold 7,347,669 shares back to the Company at a price of $0.025 per share, a gross consideration of $183,692. There were no brokers or dealers involved, no commissions or fees were paid and there have been no public announcements or offers to purchase additional shares. All 7,347,669 shares repurchased were immediately cancelled. The excess paid for the shares over their par value was recorded as a charge to Additional Paid-In Capital.

SuperDirectories, Inc.
A Development Stage Company
Notes to Financial Statements

Note 5 – Related party transactions:

Shareholders received complimentary advertising on the SuperDirectories, Inc. website. There was no recognized income from these activities. SuperDirectories, Inc. receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company of which the majority stockholder is the majority stockholder of SuperDirectories, Inc. Services and rentals from related parties of $27,000 and $27,000 for the nine months ended June 30, 2008 and 2007 are included in the Statement of Operations.

Note 6 – Income taxes:

The net deferred tax benefits in the accompanying balance sheets include the following components:

Deferred tax assets	$2,526,574
Less: valuation allowance	(2,526,574)
Net deferred tax benefits	$-

Deferred taxes relate primarily to unused net operating loss carryforwards of approximately $6 million and differences between book and tax basis on fixed assets of approximately $7,000 at tax rates of 34% for Federal taxes and 8% for state taxes. Due to the uncertainty regarding the level of future earnings, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized, principally due to the expiration of net operating loss carryforwards. There was no provision for income tax expense for the nine months ended June 30, 2008 and 2007.

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

     We have been successful in financing our operational and developmental activities by selling shares of our common stock. While we have no assurance that we will be able to continue that success, our current available cash balance is approximately $818,000 and we will need to raise additional capital of approximately $174,000 in order to continue for at least the next twelve month period presented in the schedule of expected expenditures presented below. We are confident we will be able to raise sufficient capital to continue development until business operations are commenced. This is based upon our past performance and the many requests from investors for new subscriptions. We have no plans for other business activities if we are unable to raise funds. Our activities to date have been limited to building our database and those activities will continue throughout our Plan of Operation and as long as we continue our operations. The information available through our directory comes from ever changing and growing sources. Therefore, our task of adding to our data base will never end.

     We believe within one year, we will have a sufficient database to make our website marketable. In order to accomplish this we intend to add 5 additional directory editors by December 31, 2008. These editors, who work on a contract basis only, research subjects for our directory, create new categories and add websites to our directory. Editors will be added each month to our existing 25 directory editors so that we have a total of 30 directory editors by December 31, 2008. Our average cost per directory consultant is approximately $1,000 per month. We are currently conducting a training program for our editors to help us to reach the desired efficiency of each editor being able to add approximately 500 new links per day into our database.

     We currently have five servers in operation – two in Watertown, New York at facilities operated by Westelcom, two in Gatineau, QC, and one installed at facilities operated by MCI in Montreal, Quebec. We plan to install a sixth server at our Westelcom facility in Plattsburg, New York during November, 2008.

     In October of 2008 we intend to start building an administrative staff that will be needed to manage our business as we prepare to move from a developmental to operational mode. In this regard we plan to add approximately six administrative personnel and expect to begin to incur related payroll costs of approximately $15,000 per month.

     By October 2008 we anticipate that we will have sufficiently developed our database to the point where we can offer a product that will be receptive to potential customers. At that time, although we will continue to add to our database, we intend to start adding marketing personnel to develop and implement a plan to bring our product into the marketplace. We plan to add two marketing personnel per month beginning in October 2008 until we reach a total of ten at an approximate monthly payroll cost of $2,750 per such employee. In order to provide a working environment for these additional employees we anticipate spending approximately $15,000 for additional office furniture and equipment during the quarter ending on September 30, 2008. We are also planning to obtain additional office space in Plattsburg, NY during September 2008. We anticipate that this additional space will add approximately $7,000 to our monthly rental costs and that we will spend approximately $20,000 for additional furnishings during the quarter ending December 31, 2008.

     According to our Plan of Operation, August 2009 will be a continuation of our developmental and marketing activities with the established workforce of administrative personnel, marketing personnel and directory consultants that have been assembled. At this point we plan to develop a national advertising program that will potentially require several millions of dollars. Much of the effort of our marketing team that will be assembled by February 2009 will be directed to developing this national marketing effort and formulating a plan and cost projection to carry it out. The national marketing effort will not commence until after July 2009. Therefore, the costs of this national marketing plan are not included in our Plan of Operation for the next twelve months as we have not yet developed the exact time frames, fees, costs and other details. The feasibility of this national marketing plan will be dependent on our ability to raise additional capital and we have no assurance that this can be accomplished. However, it is not vital to our operations and we will implement it only when we have sufficient available funds. We have no plan for any other business.

Following is a summary of our expected expenditures for the next twelve months ending July 31, 2009:

	August	Nov.	Feb.	May	12 Mths
	Through	Through	Through	Through	Ending
	October	January	April	July	7/2009

Directory Consultants	$81,000	$89,000	$90,000	$90,000	$350,000
Professional services	6,000	6,000	6,000	6,000	24,000
Adm. personnel	15,000	45,000	45,000	45,000	150,000
Marketing personnel	5,500	49,500	82,500	82,500	220,000
Product development	15,000	15,000	15,000	15,000	60,000
Rental expense	23,000	30,000	30,000	30,000	113,000
Travel expense	4,000	4,000	4,000	4,000	16,000
Automobile expense	2,000	2,000	2,000	2,000	8,000
Telephone expense	900	1,200	1,200	1,200	4,500
Office supplies	300	300	300	300	1,200
Bank fees	75	75	75	75	300
Office furniture	15,000	20,000	-	-	35,000
Install new server	-	10,000	-	-	10,000
	$167,775	$272,075	$276,075	$276,075	$992,000

     Funding for the above Plan of Operation will continue to be available from cash currently on hand of approximately $818,000 plus an additional $174,000 that we will need to raise by selling additional unregistered securities. If we are able to successfully develop and market our directory, we hope to generate revenue from several different sources. We can not be certain that the planned revenue sources will be marketable and therefore generate cash flow until we are actually in operation.

     We have described above, pursuant to 303(a)1 of Regulation SB, our plan for the deployment of our existing capital. During the past, our CEO has received numerous telephone and email inquiries from our shareholders and investors referred by our shareholders, seeking to acquire common stock in private transactions. We believe that our present cash reserves of approximately $818,000 plus the additional $174,000 that we will need to raise by selling additional unregistered securities will satisfy our cash requirements based upon our expected expenditures as presented above.

     Pay Per Click A major portion of revenue is expected to come from Pay Per Click fees which we will commence before October 31, 2008. We are presently generating 15,000 clicks per month and we have no agreements in place at this time to convert clicks to dollars. Our rate structure will be a flat $0.25 per click compared to an average of $0.92 for Google and Yahoo the most measurable in our industry who generate more than 2,000,000 clicks per day. We expect to increase our monthly click rate as rapidly as our financing will permit us to conduct our marketing activities.

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

     Paid inclusion on listing will provide relevant search traffic with the submission of only a URL, title and description. Each click to a paid inclusion listing will be billed on a simple pre-set “cost per click”. Paid inclusion listing will be boosted into the sponsored search section of the search results page when space is available. In addition, we will pursue alternative revenue generating opportunities such as providing research and booking search tools for certain on line service providers such as hotels, airlines, car rental and vacation packages as well as comparison shopping tools for users to find, research, compare and purchase products on line. We publish our data in a proprietary set of categories in specific taxonomy, which has over 1,615,887 searchable categories. Our categories are titled to permit a response to our “Full Text Search” program. We expect to develop technology for incorporating maximum “cost per click” and click through rate in the placement of listings in search results, updated throughout the day.

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

     Referrals. Referrals are bookings which will generate revenues for hotel and other facility operators, resulting in an automatic credit or payment via the creation of an online sale, usually around 2%. Revenues will be generated from electronic linking with hotel chains, tour operators and other large internet sellers of services such as cruise lines, resorts and golf and other sports and recreation packages. We have an extensive listing of such sites and will start working with them for agreements as soon as possible. None have been entered into as of the date hereof and we have not yet determined time frames, fees and other details. We therefore have not included it in our 12 month plan of operation. We have not yet determined the time frame, fees, costs and details.

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

     We have projected the opening of new offices in Plattsburg NY in fiscal 2008. In addition, new hires are contemplated for marketing and administration. We do not anticipate the purchase or sale of major equipment other than office furniture and equipment.

     Independent directory consultants are trained to research subjects for our directory. We have had good success with these and presently use twenty-five on a contractor basis only. We expect to add five more as financing permits. These people create new categories and add websites to our directory. Our database software is basically a modified Microsoft SQL. We have also written 38,000 pages of script to run our database and search performance.

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

Item 3 - Controls and Procedures

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures are effective, in all material respects, with respect to information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls during the fiscal quarter covered by this report.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings – Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth unregistered sales of equity securities and use of proceeds during the period covered by this report.

DATE	NUMBER	NUMBER OF	TOTAL
(2008)	OF	PURCHASERS/	PRICE
	SHARES	OFFERINGS	(U.S)
April 1	2,500	1	$2,500
April 16	39,750	10	39,750
April 24	5,000	1	5,000
May 5	38,387	11	38,387
May 6	15,000	3	15,000
May 9	2,500	1	2,500
May 28	3,000	1	3,000
June 18	2,500	1	2,500
June 20	24,500	4	24,500
June 26	7,500	1	7,500
TOTAL	140,637	34	$140,637

There were no underwriters, and no fees or commissions were paid. Sales were exempt from registration pursuant to Regulation S. All proceeds were used for working capital.

Item 3. Defaults Upon Senior Securities – Not applicable

Item 4. Submissions of Matters to Shareholders – Not applicable

Item 5. Other Information

The issuer has filed a Registration Statement on Form 10-SB that became effective on November 21, 2005. Amendment No. 9 to the Form 10-SB was filed on June 6, 2008.

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

SuperDirectories, Inc.

Date: August 13, 2008	By:	/s/ Luke Lalonde
Luke Lalonde, President and Chief
Executive Officer