Form 10KSB/A
period 2007-09-30
SuperDirectories Inc.
filed 2008-09-23
CIK 1338624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
AMENDMENT NO. 1

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

Issuer’s telephone number, including area code (518) 425-0320

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [X]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No   X

State the issuer’s revenues for its most recent fiscal year   $0

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 18, 2008: Common Stock, $.01 par value -- $________*

*The market value cannot be determined because there is no established trading market for the stock.

As of September 18, 2008, there were 158,791,446 shares of common stock, par value $.01 per share, issued and outstanding.

Exhibit index is located on page 33.

i

PART I

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-KSB (this “Form 10-KSB”, that are not historical facts are identified as “forward-looking statements.” Forward-looking statements include projections, assumptions or information concerning possible or assumed future actions, events or results of operations of our company. These statements involve estimates and assumptions based on the judgment of our management. A number of risks and uncertainties may cause actual results to differ materially from those suggested by the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Description of Business, Part I, Item 1 on Page 1,” “Risk Factors, Part I, Item 1 on Page 10,” “Management’s Discussion and Analysis or Plan of Operations, Part II, Item 6 on page 20” and in other sections of this annual report.

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

     Although we are not a “search engine” (see “Our Business” on page 2) and not comparable to the leading search engines (Yahoo and Google) reference to them is relevant as they are both search engines (which we are not) and directories (which we are as well). We think information about companies in similar or related industries is relevant to an understanding of our business. Thus, we also included data concerning Amazon and EBay. We refer to them as we will attempt to engage in their Affiliate and Associate programs.

     From inception to September 30, 2007 we have raised $2,639,406 from private sales of 57,968,716 shares of restricted common stock issued at various prices per share. From October 1, 2007 to August 31, 2008 we issued an additional 705,399 shares at a price of $1.00 per share for a total of $3,344,805 for 58,673,288 shares. All such sales have been exempt from registration under various exemptions including, Section 4(2), Regulation D, and Regulation S.

Our Business

     SuperDirectories is not a “search engine”. Our principal product is a searchable directory of selected topics presented on the internet, at www.superdirectories.com. It is not possible to search the internet from within the SuperDirectories searchable directory -database. The search capability offered to Super Directories’ users is limited to searching our own database. The principal advantage available to SuperDirectories’ users is elimination of large amounts of extraneous material in every response. Our database produces results which are comprised of specific materials presented alphabetically and geographically compared to voluminous and often random results from keyword-driven internet search engine experience. As an additional user convenience, Superdirectories’ website provides links to major search engines to assist users to make searches via other firms’ search engines. These links, permitting internet search, are not a significant element in the SD presentation. We use a program called “Open Tracker”, an internet website traffic analyzer. It provides statistics about visitors including the most popular pages. We do not own it. It is available for a fee based upon the amount of statistics required and the traffic volume. Our fee is approximately $50.00 per month.

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

Each of our editors has been trained to create new categories, revise existing categories in our directory, and add new websites to the categories. The “Human Editing Process” bears an average cost of $0.92 per category including a minimum of one website link. This is determined by dividing the total monthly cost of the editors’ compensation by the number of categories and links in our database. Checking for bad links is automated and carries no specific costs. The potential limitations on the information available are directly proportioned to the number of editors collecting such information. An editor now bookmarks an average of 320 links per day into our database. It is our goal to grow this to average to more than 500 per day with additional training and thereby reduce our overall unit costs. We now have 23 editors, 21 working on adding new information and 2 on revising and updating information. We are hiring and training one new editor every month. We have 1,662,984 categories and 1,137,674 links in our database.

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

SuperDirectories’ editors add content to the SuperDirectories website in a manner which accommodates content and context search queries rather than simply keyword searches. “Full Text” searching is the capability of SuperDirectories’ system which provides a narrower search, more directly matched to the context and content of the database’s human edited offerings. “Full Text” search limits the search response to only those items that match the inquiring text and its sense completely. Our goal is to offer a more limited and precise source of directory service. Our directory is organized to provide relevance for both category-based and keyword searches. Searches may also be conducted by location or subject by making use of “options on queries” type tools. These are represented by common database software functions. When searching a database, one might add refinement to a search by selecting from among a list of options to be added to or omitted from a search “query”. Our navigation interface allows a user to follow a search path into categories and sub-categories visually on the screen. The database shows all regions, countries, states, counties and major cities of the world with best links to them, and a multitude of subjects in organized and classified listings. Our directory includes a collection of 1,662,984 active searchable categories, and links to more than 1,137,674 selected websites. As we add searchable categories and links to relevant websites increasing those totals approximately every two hours, we expect to grow in marketability. We have a program that checks the connectivity of all the URLs in our database every six hours. Any URLs that do not open within 10 seconds are listed and rechecked daily for 30 days and then automatically deleted if not active. Our editors routinely revise the directory content. Our database is now growing at a rate of 1,500 categories per day, which is not inconsistent with the frequency of additions.

     To the extent service businesses are dominant in our database, that focus is not a planned limitation. It is our intention to eventually add manufacturing, research, biotechnology and other sciences, for example, as our capital allows.

     SuperDirectories’ human edited content and full text search capability is maintained on servers in Watertown, NY, Gatineau, QC and Montreal, QC (with additional servers to be acquired as needed) and accessed via www.superdirectories.com. Our routers are selected and configured to lead each user to the fastest available internet connection. A fourth server, located in Watertown, NY is internally known as “our database machine”. It is not available to internet users, but is remotely accessible to our consultants by their individual security passwords. The database machine does replicate every two hours to the 3 other www machines all the new categories and websites that were added to the database machine since their last replication. The two hours setting is an option and could be changed for any other time setting. A fifth server, located in Gatineau, QC is used as a test machine by our tech consultants for testing new programs and applications.

     ”SuperDirectories” is a United States registered Service Mark (No. 2,425,941), and superdirectories.com, superdirectories.biz, superdirectories.info, superdirectories.us and lukesmart.com are domain names owned by the Company. The servers contain the directory structure and content and are fully searchable “Full Text Databases”. Over the years, we have developed and refined many software programs of our own to assist our consultants in their research, download through the internet, remotely create and organize categories with websites links into our database. We do not publish the source of our programs. Although there are no patents or trademarks, we consider these to be trade secrets, not to be published or shared with other entities. By not having patents, we risk loss of exclusivity. However, most of our “trade secrets” pertain solely to our database. To the best of our knowledge, there is no other such database style on the internet. As a result, we feel the risk is not substantial. See Risk Factor-Patents, Licenses and Trademarks.

     We have been working for seven years to develop our searchable database and expect to commence commercial marketing in less than one additional year. Our management has consciously chosen to develop at a pace that we can support financially. There have been no other business activities. Our principal has selected a pace which is based upon his opinion of our ability to finance the development and growth safely. We recognize results are fully dependent upon and could be limited by our financial position and ability to raise funds as we progress to operational status. Nevertheless, we feel comfortable in assuming that cost of construction and maintenance will be met, based upon our currently available cash and demonstrated success to date in raising capital (see Description of Business, General, Page 1 and Risk Factors-Vulnerability to Developments in Technology, page 16). It is our belief our directory will never become essentially complete in as much as topics of current interest and the technologies of listing and searching those topics is under perpetual change and will require continual revision and improvement. Our CEO intends to place the database into competition when he believes it is large enough to attract users and generate revenues, presently estimated to be within one year based upon our present rate of growth in listings.

Distribution Methods

     SuperDirectories is free; there are no fees to the internet users. Our revenues will be derived from future fees to be charged to the listed websites including a listing fee and pay-per-click charges each time a site is accessed by a user. Publicity banners and Associate and Affiliate Agreements will also be expected to generate revenues. Final pricing and marketing models have not been determined. We have “Online Tutorials” to educate internet users on how to get the most pertinent results from their queries. Our consultants/editors use proprietary and licensed software products that help them find, categorize, index and rate high-quality websites.

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

     This use of “human-editing” creates content which allows users to conduct “full text” searches resulting in a narrower search result than would be possible using other internet search methods. Most directories and search engines conduct research online by seeking matches through keyword searches rather than through the meaning of whole phrases or “full text”. In contrast, the results of research behind our database has been edited and categorized as part of the process of listing in our database, allowing users to obtain results using “Full Text” searches. This higher level of specificity in our “Full Text” search capability may cause the updating of our information to be slower than the inclusion of new information in competing directories and search engines that use keyword systems. Other products and services planned to be offered include ‘Associate and Affiliate’ programs, ‘Referral’ programs for airline ticket bookings, cruise bookings , fishing charter bookings , golf packages bookings , hotel room bookings, and ski packages bookings . Such services are common between internet E-commerce sites. Typically, a program runs between the two concerned websites, and a fee is paid monthly for all referrals leading to a sale at a rate ranging from 8% to 15% of the sale price. No agreements or final pricing decisions have been reached with anyone concerning this type of business.

     The directory and search engine industry is competitive and rapidly changing. We have kept up with changes in technology, i.e., new servers and other equipment and training of our editors. However, we remain vulnerable to more rapid developments. Concentration on development of our database (due to financial considerations) results in lag time with our competitors and increased costs to catch up. Because the Company’s database is directly dependent upon funding and we have generated no revenues to date, our searchable results will continue to be limited by our financial situation. In the Internet content retrieval market, we will compete on the basis of the quality of our content and the ease of use of our online services. We have no current market position. When we commence our business operations, we will compete with Google, MSN and Yahoo!, all of whom have greater capital and/or technical resources, large distribution networks or user bases, longer operating histories and greater brand recognition than we have. Nevertheless, we believe our database offers very good and complete information on more than 3,782 of the most popular searched subjects on the internet. We have a 98% mark of active working links. An active working link is a URL that leads the user to a very good website page. A 98% active link result is a high mark in our business.

Status of Any Publicly Announced New Product or Service

     There have been no public announcements regarding new products or services.

Marketing Activities

     Marketing activities have not yet commenced. We expect to commence our marketing during the fiscal year to end 9/30/2009. When we start, our marketing strategy will be primarily targeted at the following groups:

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

Customers

     We are a development stage company and currently have no customers. When we commence marketing, we may be dependent on one or a few customers and there is no guarantee we will be able to obtain any customers from the database. However, our target list of potential customers to be solicited is estimated to be more than 1,000,000 website owners to be found on the database. As of this date, we do not have agreements or indications of interest from any of these website owners. Although there is no guarantee that any will choose to participate, we feel that our target list of 1,000,000 is realistic based upon our current level of 1,137,674 websites listed. However, our ability to provide services remains dependent upon our financial situation.

     We do not presently have any Associate or Affiliate Agreements in place, nor do we have a standard form for such agreements. The anticipated terms, which are in general use in the industry, are described in Item 6 – Plan of Operations – Overview, page 24. Basically, an Associate or Affiliate would offer a product or service through a listing on SuperDirectories and pay a negotiated fee expected to be between 8% and 15% of the price of the item payable monthly after a sale.

Employees

     As of the date hereof, we have one employee, Luke Lalonde, who is also sole director and President and who puts in 100% of his available time. He works on Company programs, finances and regulatory matters 10-12 hours a day, seven days a week. We have never had a work stoppage, and our employee is not represented by a labor union. There are no labor contracts. We consider our relations with our employee to be good. We presently use 23 independent editors on a contract base. All such editor-contractors are organized as business entities such as corporations. There are no written contracts with any of them. They agree to perform a specific task and are compensated in accordance with quality of performance. There are no standard sets of terms. None of them are shareholders, directors, officers or employees of the Company or of Mr. Lalonde or any of his associates or affiliates. They invoice us on a “job done” basis at an approximate cost of $1,000 per editor per month. We intend to hire several additional administrative employees once commercial operations begin.

Environment and Government Approval

     We do not have any environmental compliance costs, and there is no existing or anticipated impact by reason of government regulation or approval.

Patents, Trademarks and Royalty Agreements

     We hold the registered Service Mark – SUPERDIRECTORIES- carrying registration number 2,425,941 in the United States Patent and Trademark Office. We hold no other patents, licenses, franchises, concessions or royalty agreements. The service mark expires on January 31, 2011 unless renewed. Most of our programs have been developed “in-house”; there are now 168 such programs running on our website. These programs are vital to our success in that they provide the basis and background for creation and implementation of our business. See Risk Factor-Patents, Licenses and Trademarks.

Research and Development

     During the fiscal years ended September 30, 2005, 2006, and 2007 we spent approximately $20,402, $78,751 and $174,862 respectively, on product development. None of these costs have been or will be passed on to customers or borne directly by them.

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

     In 2000, the basic structure was developed, and the database had 6,000 categories and not yet configured for the “Full Text Search”. The company has since evolved to SuperDirectories, Inc. with a service mark, domain names, as well as organized and trained web-consulting group and a database of over 1,662,984 categories with “Full Text Service Editing”.

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

Our data base is directly dependent upon our funding.

     Since we have not generated revenues to date, the development and maintenance of our database is directly dependent upon funding through loans or sales of equity or debt securities. Accordingly, our searchable results will continue to be limited and dependent upon our financial position.

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

     Furthermore, all of our presently outstanding securities are “restricted securities” as the meaning of this term is defined in Rule 144 promulgated by the Securities and Exchange Commission (“SEC”) under the Securities Act, because they were issued in private transactions or in other exempt transactions rather than a public offering. This means these securities cannot be resold unless registered or subject to an exemption from registration. In addition, resale and transfer of our shares may be restricted under the blue sky regulations of some states unless exemptions apply. If we register these securities, we expect them to fall under “Penny Stock” regulations promulgated by the SEC – see Item 5, “Market for Common Equity and Related Stockholder Matters” in Part II of this annual report.

We could face liability for information contained on, and communications made through, our website.

     We may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information we publish on our website. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. Based on links we provide to other websites, we could also be subject to claims based upon online content we do not control that is accessible from our website. These claims could result in substantial costs, damage to our reputation and business, and a diversion of our management’s attention and resources, regardless of whether we are successful in defending against such claims. We do not have commercial general liability insurance to protect us against these types of claims.

Our small size and limited operating history may significantly limit our ability to compete successfully against larger, more established competitors such as Google, Yahoo, Microsoft, others, which could have a material adverse effect on our business, results of operations and financial condition.

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

     Based on his share ownership, our president and sole director, Luke Lalonde, and his affiliates, will own, or will have the right to acquire within 60 days of such date, approximately 63.0% of our outstanding common stock. Accordingly, as a practical matter, Mr. Lalonde may be able to exert significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration of voting stock could have the effect of delaying, preventing or causing a change in control. The interests of Mr. Lalonde may also conflict with the interests of other holders of our common stock.

We will incur increased costs as a result of being a fully reporting company.

     Compliance with the reporting obligations under the Exchange Act involves substantial costs, including the cost of an independent registered public accounting firm to review quarterly financial reports and audit Financial Statements included in our annual reports, the cost of directors and officers liability insurance and indemnification, the costs to implement internal control procedures for financial reporting and public disclosure, the cost of preparing quarterly, annual and periodic reports and filing them with the SEC and the cost of printing and mailing information related to stockholders’ meetings. We believe that these costs will be offset by the benefit of greater access to capital and an improved trading market and liquidity for our stockholders. However, the costs related to being public are largely fixed, while the benefits are dependent upon a number of factors, the success of which cannot be guaranteed.

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

     A concern was orally expressed that the documentation supporting the Regulation S exemption was potentially insufficient. Although there was no written legal opinion or finding to that effect, we determined to offer to repurchase the shares, and an offer was made to all non-United States persons. A written recission offer was sent by first class mail on October 15, 2005 and by a written offer was hand delivered at a shareholder meeting in Montreal on October 16, 2005. There have been no further contacts in this regard. However, there could be a second potential claim based on the fact that the recission offer was not properly made and did not qualify for a Regulation S exemption. The recission offer itself could create a violation of Section 5 of the Securities Act, and, if Regulation S were not available or properly implemented, it could give rise to a second potential violation claim of issuing stock without registration or a proper exemption. This would create the same prospects of liability discussed above. No shareholder has accepted the offer.

     We may be or become liable for a violation of section 5 relative to the registration of shares issued to a consultant, Mr. Frank G. Wright, pursuant to an option agreement if it is ever determined that we did not properly use Form S-8. Mr. Wright received his option grant as a part of his compensation for services rendered. Mr. Wright’s agreement also provided he would not be required to perform any activity that would render Form S-8 unavailable. The test relied upon by the Company was whether or not SD authorized or requested that Mr.Wright perform an activity and whether Mr. Wright performed such activity at our request which would render our issue of securities in reliance on S-8 a violation of Section 5. If a claim is made and it is ultimately determined that Form S-8 was not available to the issuer, we may face the same types of actions and claims against us discussed in paragraph 2 above. We cannot estimate the amount or nature of our liability, if any.

Oral Contracts

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

Patents, Licenses and Trademarks

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

Vulnerability to Developments in Technology

We have focused solely on the development of our database since our inception. The pace of our development makes us vulnerable to more rapid development in technology, resulting in lag time with competitors and increased costs to catch up. It also could lead to delayed or lost revenues.

Item 2 - Description of Property

     Our principal corporate offices are currently located at 5337 Route 374, Merrill, New York and consist of approximately 150 square feet of office and administrative space that we lease from and share with Aqua Nature of USA, Inc. pursuant to an informal month-to-month lease arrangement. Such rent has now been set at a fixed amount of $3,000 per month. Luke Lalonde, our president and majority stockholder is the majority stockholder of Aqua Nature of USA, Inc. Aqua Nature of USA, Inc.’s sole business is owning and managing properties controlled by Mr. Lalonde. For the fiscal years ended September 30, 2005, 2006 and 2007 we paid Aqua Nature of USA, Inc. $22,000, $38,000 and $36,000, respectively, in rent and services related to the property ( $3,167, $3,000 and $3,000 per month, respectively).

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

.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were presented to a vote of securities holders during the fourth quarter of the fiscal year covered by this report.

Part II

Item 5 - Market for Common Equity and Related Stockholder Matters

Market Information

     As of December 19, 2007, there were outstanding approximately 165,589,466 shares of our common stock. As of the date of this Amendment, there are approximately 158,791,446 shares outstanding, all of which are restricted and may be transferred only pursuant to a registration under the Securities Act, Rule 144 or some other exemption from registration. No shares are presently proposed to be publicly offered.

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

     The Securities and Exchange Commission has promulgated rules affecting so-called “Penny Stocks,” which are defined in Rule 15g-9 promulgated under the Exchange Act as equity securities whose market price is less than $5.00. We anticipate that our stock will fall under this definition. Transactions in Penny Stocks are restricted and regulated in several ways:

  Brokers must approve a client’s account for transactions in Penny Stocks by obtaining information about the client’s financial situation and making a determination that Penny Stocks are suitable for the client, or that clients have sufficient experience to evaluate the investment in a Penny Stock themselves;

  Brokers must receive a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased;

  Brokers must deliver to the client prior to a transaction in Penny Stocks a written disclosure statement highlighting the basis for the suitability decision, as well as that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions; and

  Brokers must furnish the client with monthly account statements with recent price information about the client’s Penny Stocks and setting forth information about the limited market in Penny Stocks.

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

Securities Authorized for Issuance Under Equity Compensation Plans

     As of September 30, 2007 and the date of this Amendment, there are no existing compensation plans. An earlier option plan has been fully exercised.

Item 6 - Management’s Discussion and Analysis or Plan of Operation

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

     SB 303 (a) Plan of operation.

     1.       SuperDirectories’ plan of operation for the next twelve months is completely dependent upon the issuer’s success in raising additional capital.

i.	At the present time we have approximately $775,000 cash available and believe we can satisfy our capital requirements for the 12 months ending August 31, 2009, as set forth in our plan from existing cash and additional sales of unregistered securities;

ii.	As in previous periods, we will engage consultants to perform “human” editing services, expanding the quality and size of our searchable directory. As expansion occurs, and as increased user activity places greater demand on the system, more hardware (servers and routers) will be added to manage the increased volume of data stored in the database and presented by the online directory;

iii.	Except for one or more servers and routers as may be occasioned by large demand for our directory, we do not expect to purchase any significant equipment or make any other capital expenditure.

     We have been successful in financing our operational and developmental activities by selling shares of our common stock. While we have no assurance that we will be able to continue that success, our current available cash balance is approximately $775,000 and we are confident we will be able to raise sufficient capital to continue development until business operations are commenced. This is based upon our past performance and the many requests from investors for new subscriptions. We have no plans for other business activities if we are unable to raise funds. Based upon cash currently available we feel we will need to raise additional capital of approximately $46,500 in order to continue for at least the twelve month period presented in the schedule of expected expenditures. Our activities to date have been limited to building our database and those activities will continue throughout our Plan of Operation and as long as we continue our operations. The information available through our directory comes from ever changing and growing sources. Therefore, our task of adding to our data base will never end.

     We believe within one year, we will have a sufficient database to make our website marketable. In order to accomplish this we intend to add 3 additional directory consultants by December 31, 2008. These editors, who work on a contract basis only, research subjects for our directory, create new categories and add websites to our directory. Editors will be added each month to our existing 23 directory editors so that we have a total of 26 directory editors by December 31, 2008. Our average cost per directory consultant is approximately $1,000 per month. We are currently conducting a training program for our editors to help us to reach the desired efficiency of each editor being able to add approximately 500 new links per day into our database.

     We currently have five servers in operation – two in Watertown, New York at facilities operated by Westelcom, two in Gatineau, QC, and one installed at facilities operated by MCI in Montreal, Quebec. We plan to install a sixth server at our Westelcom facility in Plattsburg, New York during January, 2009.

     In January of 2009 we intend to start building an administrative staff that will be needed to manage our business as we prepare to move from a developmental to operational mode. In this regard we plan to add approximately six administrative personnel and expect to begin to incur related payroll costs of approximately $15,000 per month.

     By January 2009 we anticipate that we will have sufficiently developed our database to the point where we can offer a product that will be receptive to potential customers. At that time, although we will continue to add to our database, we intend to start adding marketing personnel to develop and implement a plan to bring our product into the marketplace. We plan to add two marketing personnel per month beginning in February 2009 until we reach a total of ten at an approximate monthly payroll cost of $2,750 per such employee. In order to provide a working environment for these additional employees we anticipate spending approximately $15,000 for additional office furniture and equipment during the quarter ending on December 31, 2008. We are also planning to obtain additional office space in Plattsburg, NY during December 2008. We anticipate that this additional space will add approximately $7,000 to our monthly rental costs and that we will spend approximately $20,000 for additional furnishings during the quarter ending March 31, 2009.

     According to our Plan of Operation, the three months following August 2009 will be a continuation of our developmental and marketing activities with the established workforce of administrative personnel, marketing personnel and directory consultants that have been assembled. At this point we plan to undertake a national advertising program that will potentially require several millions of dollars. Much of the effort of our marketing team that will be assembled by February 2009 will be directed to developing this national marketing effort and formulating a plan and cost projection to carry it out. The national marketing effort will not commence until after July 2009. Therefore, the costs of this national marketing plan are not included in our Plan of Operation for the next twelve months as we have not yet developed the exact time frames costs, fees and other details. The feasibility of this national marketing plan will be dependent on our ability to raise additional capital and we have no assurance that this can be accomplished. However, it is not vital to our operations and we will implement it only when we do have sufficient funds. We have no plan for any other business.

Following is a summary of our expected expenditures for the next twelve months ending August 31, 2009:

	September	Dec	March	June	12 Mths
	Through	Through	Through	Through	Ending
	November	February	May	August	8/2009

Directory Consultants	$72,000	$78,000	$78,000	$78,000	$306,000
Professional services	6,000	6,000	6,000	6,000	24,000
Adm. personnel		30,000	45,000	45,000	120,000
Marketing personnel		5,500	49,500	82,500	137,500
Product development	15,000	15,000	15,000	15,000	60,000
Rental expense	9,000	30,000	30,000	30,000	99,000
Travel expense	4,000	4,000	4,000	4,000	16,000
Automobile expense	2,000	2,000	2,000	2,000	8,000
Telephone expense	900	1,200	1,200	1,200	4,500
Office supplies	300	300	300	300	1,200
Bank fees	75	75	75	75	300
Office furniture		15,000	20,000		35,000
Install new server		10,000			10,000

	$109,275	$197,075	$251,075	$264,075	$821,500

     Funding for the above plan of operations will continue to be available from cash currently on hand of approximately $775,000 and additional sales of unregistered securities of $46,500. If we are able to successfully develop and market our directory, we hope to generate revenue from several different sources. We can not be certain that the planned revenue sources will be marketable and therefore generate cash flow until we are actually in operation.

     We have described above, pursuant to 303(a)1 of Regulation SB, our plan for the deployment of our existing capital. During the past, our CEO has received numerous telephone and email inquiries from our shareholders and investors referred by our shareholders, seeking to acquire common stock in private transactions. We believe that we can satisfy our capital requirements for the next twelve months, as presented in the above schedule, with our currently available cash of approximately $775,000 and proceeds from additional sales of $46,500 of securities.

     Pay Per Click A major portion of revenue is expected to come from Pay Per Click fees which we will commence before March 31, 2009. We are presently generating 15,000 clicks per month and we have no agreements in place at this time to convert clicks to dollars. Our rate structure will be a flat $0.25 per click compared to an average of $0.92 for Google and Yahoo the most measurable in our industry who generate more than 2,000,000 clicks per day. We expect to increase our monthly click rate as rapidly as our financing will permit us to conduct our marketing activities.

     Banners will be sold on an annual basis, starting as soon as possible after January 2009 when we will attempt to convert all present (trial basis) free-banner sites to paid sites. The program has not commenced, no transactions have been recorded and no sums raised or fees received.

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

     Paid inclusion on listing will provide relevant search traffic with the submission of only a URL, title and description. Each click to a paid inclusion listing will be billed on a simple pre-set “cost per click”. Paid inclusion listing will be boosted into the sponsored search section of the search results page when space is available. In addition, we will pursue alternative revenue generating opportunities such as providing research and booking search tools for certain on line service providers such as hotels, airlines, car rental and vacation packages as well as comparison shopping tools for users to find, research, compare and purchase products on line. We publish our data in a proprietary set of categories in specific taxonomy, which has over 1,662,984 searchable categories. Our categories are titled to permit a response to our “Full Text Search” program. We expect to develop technology for incorporating maximum “cost per click” and click through rate in the placement of listings in search results, updated throughout the day.

     Listing fees will be offered at $125.00 per page listed compared to more than $500.00 for the big players like Google and Yahoo. A “Submit” form will be installed on our site. We have not yet begun to offer these services.

     Associates and Affiliates programs are those such as EBay and Amazon who pay between 8% and 15% of the sale referred. We will start our campaign for these listings before Jaunary 31, 2009, but have not yet done so. As we previously disclosed, “Associates” and “Affiliates” are virtually synonymous. They are commercial understandings between parties where, for example, “Machinery Dealer” shows many of his products for sale on his website. The dealer then arranges to list the website in our database under one or more fee structures. If a user of our directory checks on this site examines and subsequently buys a machine from the dealer’s inventory or offerings, this sale would generate a commission in our favor because the buyer located the product via the use of our listed website.

     Referrals. Referrals are bookings which will generate revenues for hotel and other facility operators, resulting in an automatic credit or payment via the creation of an online sale, usually around 2%. Revenues will be generated from electronic linking with hotel chains, tour operators and other large internet sellers of services such as cruise lines, resorts and golf and other sports and recreation packages. We have an extensive listing of such sites and will start working with them for agreements as soon as possible. None have been entered into as of the date hereof. Nor have we included referral business in our 12 month plan of operation. While we plan eventually to engage in such business, we have not yet determined the time frame, fees, costs and other details. Reference to this phase of our business will be deleted from our website until we start operation.

     Bookings revenues will generate from electronic linking with Hotel chains, Tour operators and other large internet sellers of services such as Cruise lines, Resorts, Golf and other sports and recreation packagers. We have an extensive listing of such sites and will start working with them for agreements before January 31, 2009.

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

     We have projected the opening of new offices in Plattsburg NY in fiscal 2009. In addition, new hires are contemplated for marketing and administration. We do not anticipate the purchase or sale of major equipment other than office furniture and equipment.

     Independent directory consultants are trained to research subjects for our directory. We have had good success with these and presently use twenty-three on a contractor basis only. We expect to add 3 more as financing permits for the full year. These people create new categories and add websites to our directory.

     We are have upgraded our server network by adding router machines to our existing servers. More servers in different locations will be added as the user-traffic volume and origin-locus will require.

We currently have servers in operation at different facilities as described on page 5, in “Our Business”.

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

Stock Options to Consultants: We apply SFAS 123(R), “Share-Based Payment,” as amended, in accounting for stock options issued to employees and non-employees. This statement requires the Company to measure the cost of employee or non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee or non-employee is required to provide service in exchange for the award.

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

Index to Financial Statements

Contents

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheet	F-3

Statements of Operations	F-4

Statements of Stockholders’ Equity	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 – F-13

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

Item 10 - Executive Compensation

      The following table sets forth compensation paid to persons who may be considered executive officers of the Company during the three fiscal years ended September 30, 2007. Mr. Lalonde received no compensation of any nature.

							Non-Qualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All
Position	Year	Salary	Bonus	Awards	Award	Compensation	Earnings	Other	Total

Luke Lalonde	2007	0	0	0	0	0	0	0	0
President and	2006	0	0	0	0	0	0	0	0
Chief Executive	2005	0	0	0	0	0	0	0	0
Officer

Gary Benware(1)	2007	$22,450	0	0	0	0	0	0	$22,450
Chief Financial	2006	$32,325	0	0	0	0	0	0	$32,325
Officer	2005	$21,010	0	0	0	0	0	0	$21,010

(1)	Mr. Benware has been a member of the accounting firm of Dragon Benware for the past five years. As is customary with many startup companies, we retained his firm to provide internal accounting services. The sums noted above were paid to his firm, and Mr. Benware received no compensation directly from us. Neither he nor his firm own any of our shares.

Option Grants

Option Grants in Last Fiscal Year

      We have not granted options to Mr. Lalonde or Mr. Benware at any time.

Director Compensation

      Mr. Lalonde, our sole director, does not receive any compensation for acting as such.

Item 11. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

     The following table sets forth, as of September 18, 2008 certain information concerning the ownership of our common stock by:

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

     As of September 18, 2008, there were approximately 158,791,466 shares of our common stock outstanding. There is no plan or arrangement with respect to a change in control. We currently do not have any equity compensation plans.

	Amount and Nature of
Name of Beneficial Owner	Beneficially Ownership	Percent of Class

Luke Lalonde (1)	100,000,000	63.0%

Gary Benware (2)	None	0%

(1)	Mr. Lalonde’s business address is in care of SuperDirectories, Inc., 5337 Route 374, Merrill, New York 12955.

(2)	See Directors, Executive Officers, Promoters and Control Persons, Part III, Item 9 on page 28.

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

Item 13 – Exhibits

3.1	Articles of Incorporation	*

3.2	By-laws	*

10	Consulting Agreement dated November 24, 2004
	Between the Company and Frank G. Wright	*

14	Code of Ethics	***

16.1	Letter from Sprouse & Anderson to SEC	*

16.2	Letter from Dragon Benware to SEC	*

31.1	Certification of Chief Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certificates

99	Share Subscription Agreement for non-United States Purchases	**

91.1	Website Letter from President	*

91.2	Index to Full Listings on http Superdirectories.com	*

*	Previously submitted with Form 10-SB as amended.
**	Previously submitted with Form 10-QSB for period ending June 30, 2006.
***	Previously submitted with Form 10-KSB for the year ending September 30, 2006

Item 14 - Principal Accountant Fees and Services

The following table sets forth fees billed to the Company by our auditors during the fiscal years ended September 30, 2007 and 2006:

		SEPTEMBER 30, 2007	SEPTEMBER 30, 2006
1.	Audit Fees	$18,300.00	$31,300.00
2.	Audit Related Fees	18,250.00	41,867.00
3.	Tax Fees	0.00	0.00
4.	All Other Fees	0.00	0.00
Total Fees		$36,550.00	$73,167.00

Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Goff Back Alfera & Company, LLC in connection with statutory and regulatory filings or engagements. The 2007 audit fees will be paid in 2008.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements, which are not reported under “Audit Fees.”

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

SuperDirectories, Inc.

By	/s/ Luke Lalonde
President and Chief Executive Officer Date: September 23, 2008

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrants in the capacities and on the dates indicated:

By: /s/ Luke Lalonde	By: /s/ Gary Benware
Luke Lalonde	Gary Benware
Director and President	Principal Financial Officer

Date: September 23, 2008	Date: September 23, 2008