Form 10KSB
period 2008-09-30
SuperDirectories Inc.
filed 2008-12-23
CIK 1338624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: September 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

SuperDirectories, Inc.

 (Exact name of registrant as specified in its charter)

———————

Delaware	0-51533	14-1817301
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

5337 Route 374, Merrill, New York 12955

 (Address of Principal Executive Office) (Zip Code)

(518) 425-0320

(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

(Title of Class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
		Yes	✓	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
		Yes		No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓	Yes		No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated

by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB.			✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	✓	No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

*The market value cannot be determined because there is no established trading market for the stock.

As of December 18, 2008, there were 158,821,157 shares of common stock, par value $.01 per share, issued and outstanding.

Table of Contents

PART I

Item 1 - Description of Business

1

RISK FACTORS

6

Item 2 - Description of Property

9

Item 3 - Legal Proceedings

9

Item 4 - Submission of Matters to a Vote of Security Holders

9

PART II

10

Item 5 - Market for Common Equity and Related Stockholder Matters

10

Item 6 - Management's Discussion and Analysis or Plan of Operation

11

Overview

11

Off-balance Sheet Arrangements

14

Critical Accounting Policies

14

Item 7 - Financial Statements

14

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

16

Item 8A - Controls and Procedures

16

Item 8B - Other Information

16

PART III

17

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
of the Exchange Act

17

Item 10 - Executive Compensation

18

Item 11.  Security Ownership Of Certain Beneficial Owners And Management And
Related Stockholder Matters

18

Item 12.  Certain Relationships and Related Transactions

19

Item 13 – Exhibits

19

Item 14 - Principal Accountant Fees and Services

20

SIGNATURES

21

PART I

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this “Form 10-KSB”, that are not historical facts are identified as “forward-looking statements.” Forward-looking statements include projections, assumptions or information concerning possible or assumed future actions, events or results of operations of our company. These statements involve estimates and assumptions based on the judgment of our management. A number of risks and uncertainties may cause actual results to differ materially from those suggested by the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Description of Business, Part I, Item 1 on Page 1,” “Risk Factors, Part I, Item 1 on Page 6,” “Management’s Discussion and Analysis or Plan of Operations, Part II, Item 6 on page 11” and in other sections of this annual report.

We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will” and similar expressions or negatives thereof to identify certain, but not necessarily all, forward-looking statements. All forward-looking statements in this annual report are made as of the date hereof, based on information available to us as of the date hereof, and we do not undertake any obligation to update publicly any forward-looking statements to reflect subsequent events or circumstances. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of SuperDirectories, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this Form 10-KSB, unless another date is stated, are to September 30, 2008.

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

Although we are not a “search engine” (see “Our Business” below) and not comparable to the leading search engines (Yahoo and Google) reference to them is relevant as they are both search engines (which we are not) and directories (which we are as well). We think information about companies in similar or related industries is relevant to an understanding of our business. Thus, we also included data concerning Amazon and EBay. We refer to them as we will attempt to engage in their Affiliate and Associate programs.

From inception to September 30, 2008 we have raised $3,357,305 from private sales of 58,686,215 shares of restricted common stock issued at various prices per share. From October 1, 2008 to December 18, 2008 we issued an additional 29,711 shares at a price of $1.00 per share for a total of $3,387,016 for 58,715,926 shares. All such sales have been exempt from registration under various exemptions including, Section 4(2), Regulation D, and Regulation S.

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

Contents of our directory/database represent the company's selection of material suitable for inclusion in its directory from the much larger selection of material to be found on the internet. We use the terms “human edited” and “full text” searchable to describe our directory/database and its self-search features. Human editing, the selection of content, is done by independent contractors (“editors”) engaged by us for that purpose. Each of our editors has been trained to create new categories, revise existing categories in our directory, and add new websites to the categories. The "Human Editing Process" bears an average cost of $0.92 per category including a minimum of one website link. This is determined by dividing the total monthly cost of the editors’ compensation by the number of categories and links in our database. Checking for bad links is automated and carries no specific costs. The potential limitations on the information available are directly proportioned to the number of editors collecting such information. An editor now bookmarks an average of 320 links per day into our database. It is our goal to grow this to average to more than 500 per day with additional training and thereby reduce our overall unit costs. We now have 26 editors, 22 working on adding new information and 4 on revising and updating information. We have 1,741,578 categories and 1,219,562 links in our database.

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

 SuperDirectories’ editors add content to the SuperDirectories website in a manner which accommodates content and context search queries rather than simply keyword searches. “Full Text” searching is the capability of SuperDirectories’ system which provides a narrower search, more directly matched to the context and content of the database’s human edited offerings. “Full Text” search limits the search response to only those items that match the inquiring text and its sense completely. Our goal is to offer a more limited and precise source of directory service. Our directory is organized to provide relevance for both category-based and keyword searches. Searches may also be conducted by location or subject by making use of “options on queries” type tools. These are represented by common database software functions. When searching a database, one might add refinement to a search by selecting from among a list of options to be added to or omitted from a search “query”. Our navigation interface allows a user to follow a search path into categories and sub-categories visually on the screen. The database shows all regions, countries, states, counties and major cities of the world with best links to them, and a multitude of subjects in organized and classified listings. Our directory includes a collection of 1,741,578 active searchable categories, and links to more than 1,219,562 selected websites. As we add searchable categories and links to relevant websites increasing those totals approximately every two hours, we expect to grow in marketability. We have a program that checks the connectivity of all the URLs in our database every six hours. Any URLs that do not open within 10 seconds are listed and rechecked daily for 30 days and then automatically deleted if not active. Our editors routinely revise the directory content. Our database is now growing at a rate of 1,500 categories per day, which is not inconsistent with the frequency of additions.

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

We have been working for seven years to develop our searchable database and expect to commence commercial marketing in less than one additional year. Our management has consciously chosen to develop at a pace that we can support financially. There have been no other business activities. Our principal has selected a pace which is based upon his opinion of our ability to finance the development and growth safely. We recognize results are fully dependent upon and could be limited by our financial position and ability to raise funds as we progress to operational status. Nevertheless, we feel comfortable in assuming that cost of construction and maintenance will be met, based upon our currently available cash and demonstrated success to date in raising capital (see Description of Business, General, Page 1 and Risk Factors-Vulnerability to Developments in Technology, page 9). It is our belief our directory will never become essentially complete in as much as topics of current interest and the technologies of listing and searching those topics is under perpetual change and will require continual revision and improvement. Our CEO intends to place the database into competition when he believes it is large enough to attract users and generate revenues, presently estimated to be within one year based upon our present rate of growth in listings.

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

The Company has not yet produced revenue or offered its product on a commercial basis. We do not presently charge a listing fee or receive pay-per-click charges. We expect to commence such activity as disclosed under Marketing Activities on page 4, below.

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

This use of “human-editing” creates content which allows users to conduct “full text” searches resulting in a narrower search result than would be possible using other internet search methods. Most directories and search engines conduct research online by seeking matches through keyword searches rather than through the meaning of whole phrases or ”full text”. In contrast, the results of research behind our database has been edited and categorized as part of the process of listing in our database, allowing users to obtain results using “Full Text” searches. This higher level of specificity in our “Full Text” search capability may cause the updating of our information to be slower than the inclusion of new information in competing directories and search engines that use keyword systems. Other products and services planned to be offered include ‘Associate and Affiliate’ programs, ‘Referral’ programs for airline ticket bookings, cruise bookings, fishing charter bookings , golf packages bookings , hotel room bookings, and ski packages bookings . Such services are common between internet E-commerce sites. Typically, a program runs between the two concerned websites, and a fee is paid monthly for all referrals leading to a sale at a rate ranging from 8% to 15% of the sale price. No agreements or final pricing decisions have been reached with anyone concerning this type of business.

The directory and search engine industry is competitive and rapidly changing. We have kept up with changes in technology, i.e., new servers and other equipment and training of our editors. However, we remain vulnerable to more rapid developments. Concentration on development of our database (due to financial considerations) results in lag time with our competitors and increased costs to catch up. Because the Company’s database is directly dependent upon funding and we have generated no revenues to date, our searchable results will continue to be limited by our financial situation. In the Internet content retrieval market, we will compete on the basis of the quality of our content and the ease of use of our online services. We have no current market position. When we commence our business operations, we will compete with Google, MSN and Yahoo!, all of whom have greater capital and/or technical resources, large distribution networks or user bases, longer operating histories and greater brand recognition than we have. Nevertheless, we believe our database offers very good and complete information on more than 4,005 of the most popular searched subjects on the internet. We have a 98% mark of active working links. An active working link is a URL that leads the user to a very good website page. A 98% active link result is a high mark in our business.

As disclosed above and elsewhere in this document, the Company has not generated any revenues to date. Thus, continued operations are totally dependent on funding through raising capital. It follows that searchable results will continue to be limited and dependent upon our financial situation.

Status of Any Publicly Announced New Product or Service

There have been no public announcements regarding new products or services.

Marketing Activities

Marketing activities have not yet commenced. We expect to commence our marketing during the fiscal year to end 9/30/2009. When we start, our marketing strategy will be primarily targeted at the following groups:

•

the advertising trade, including advertising agency media planners who plan and buy online advertising for their client,

•

business partners, including ISPs, media companies, portals, search engines and other web sites, that partner with us to enhance the search experience of their users, and

•

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

The search feature of our directory does not use “quotation marks” to set off search terms like all conventional spiral directories on the internet. Since all our categories and website URLs are named in a “Full Text” methodology, the users may query our database in a very different way than possible with search engines and conventional spiral directories. We are a searchable directory, not a search engine. A thorough understanding of the different ways to search our database requires a review of the online listings and tutorial pages included at http://www.superdirectories.com/notices.asp?Notice ID=31.

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

In addition, when we commence our commercial activity, our search results will be annotated in a manner most usually adopted in the industry such as “Sponsored Results” of “Color Coding” or other appropriate mechanism to identify and setoff “paid results”.

Source and Availability of Raw Materials

We are not a user of raw materials and do not anticipate any future use.

Customers

We are a development stage company and currently have no customers. When we commence marketing, we may be dependent on one or a few customers and there is no guarantee we will be able to obtain any customers from the database. However, our target list of potential customers to be solicited is estimated to be more than 1,000,000 website owners to be found on the database. As of this date, we do not have agreements or indications of interest from any of these website owners. Although there is no guarantee that any will choose to participate, we feel that our target list of 1,000,000 is realistic based upon our current level of 1,219,562 websites listed. However, our ability to provide services remains dependent upon our financial situation.

We do not presently have any Associate or Affiliate Agreements in place, nor do we have a standard form for such agreements. The anticipated terms, which are in general use in the industry, are described in Item 6 – Plan of Operation – Overview, page 13. Basically, an Associate or Affiliate would offer a product or service through a listing on SuperDirectories and pay a negotiated fee expected to be between 8% and 15% of the price of the item payable monthly after a sale.

Employees

As of the date hereof, we have one employee, Luke Lalonde, who is also sole director and President and who puts in 100% of his available time. He works on Company programs, finances and regulatory matters 10-12 hours a day, seven days a week. We have never had a work stoppage, and our employee is not represented by a labor union. There are no labor contracts. We consider our relations with our employee to be good. We presently use 26 independent editors on a contract base. All such editor-contractors are organized as business entities such as corporations. There are no written contracts with any of them. They agree to perform a specific task and are compensated in accordance with quality of performance. There are no standard sets of terms. None of them are shareholders, directors, officers or employees of the Company or of Mr. Lalonde or any of his associates or affiliates. They invoice us on a “job done” basis at an approximate cost of $1,000 per editor per month. We intend to hire several additional administrative employees once commercial operations begin.

Environment and Government Approval

We do not have any environmental compliance costs, and there is no existing or anticipated impact by reason of government regulation or approval.

Patents, Trademarks and Royalty Agreements

We hold the registered Service Mark – SUPERDIRECTORIES- carrying registration number 2,425,941 in the United States Patent and Trademark Office. We hold no other patents, licenses, franchises, concessions or royalty agreements. The service mark expires on January 31, 2011 unless renewed. Most of our programs have been developed "in-house"; there are now 168 such programs running on our website. These programs are vital to our success in that they provide the basis and background for creation and implementation of our business. See Risk Factor-Patents, Licenses and Trademarks.

Research and Development

During the fiscal years ended September 30, 2006, 2007, and 2008 we spent approximately $78,751, $174,862 and $234,466 respectively, on product development. None of these costs have been or will be passed on to customers or borne directly by them.

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

In 2000, the basic structure was developed, and the database had 6,000 categories and not yet configured for the “Full Text Search”. The company has since evolved to SuperDirectories, Inc. with a service mark, domain names, as well as organized and trained web-consulting group and a database of over 1,741,578 categories with “Full Text Service Editing”. Because the Company is directly dependent upon funding and has not generated revenues to date, the development of our searchable results will continue to be limited by our financial situation.

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

Our common stock is not currently listed for trading or quoted on any medium. However, we have entered into discussions with a broker-dealer to act as a market-maker. Nevertheless, there can be no assurances that a market will ever develop or be maintained. In addition, the stock market has generally experienced, and continues to experience, price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock in any market that may develop.

Furthermore, all of our presently outstanding securities are "restricted securities" as the meaning of this term is defined in Rule 144 promulgated by the Securities and Exchange Commission (“SEC”) under the Securities Act, because they were issued in private transactions or in other exempt transactions rather than a public offering. This means these securities cannot be resold unless registered or subject to an exemption from registration. In addition, resale and transfer of our shares may be restricted under the blue sky regulations of some states unless exemptions apply. If we register these securities, we expect them to fall under "Penny Stock" regulations promulgated by the SEC – see Item 5, “Market for Common Equity and Related Stockholder Matters" in Part II of this annual report.

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

Our industry is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. The growth of the Internet and intensity of competition in the Internet search industry make these market characteristics more pronounced. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our products and services. The existing information on our directory is revised and updated once a month. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, any enhancements must meet the requirements of our current and prospective users and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our service or infrastructure to adapt to these changes. The failure to offer the most current technologies could significantly limit our ability to compete and could have a material adverse effect upon our business.

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

During the course of the preparation of the original filing of our registration statement, a concern was orally expressed that the documentation supporting the Regulation S exemption was potentially insufficient. Although there was no written legal opinion or finding to that effect, we determined to offer to repurchase the shares, and an offer was made to all non-United States persons.  A written recission offer was sent by first class mail on October 15, 2005 and by a written offer was hand delivered at a shareholder meeting in Montreal on October 16, 2005. There have been no further contacts in this regard. However, there could be a second potential claim based on the fact that the recission offer was not properly made and did not qualify for a Regulation S exemption. The recission offer itself could create a violation of Section 5 of the Securities Act, and, if Regulation S were not available or properly implemented, it could give rise to a second potential violation claim of issuing stock without registration or a proper exemption. This would create the same prospects of liability discussed above. No shareholder has accepted the offer.

We may be or become liable for a violation of section 5 relative to the registration of shares issued to a consultant, Mr. Frank G. Wright, pursuant to an option agreement if it is ever determined that we did not properly use Form S-8. Mr. Wright received his option grant as a part of his compensation for services rendered. One of the items provided for in the agreement was that Mr. Wright would assist in getting our stock quoted on the OTC Bulletin Board. If Mr. Wright were to perform this service, the Company could not use Form S-8 to register the option shares issued to Mr. Wright.  Mr. Wright's agreement also provided he would not be required to perform any activity that would render Form S-8 unavailable. The test relied upon by the Company was whether or not SD authorized or requested that Mr. Wright perform an activity and whether Mr. Wright performed such activity at our request which would render our issue of securities in reliance on S-8 a violation of Section 5. If a claim is made and it is ultimately determined that

Form S-8 was not available to the issuer, we may face the same types of actions and claims against us discussed in paragraph 2 above. We cannot estimate the amount or nature of our liability, if any. Mr. Wright has sold all of his shares back to the Company.

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

Item 2 - Description of Property

Our principal corporate offices are currently located at 5337 Route 374, Merrill, New York and consist of approximately 150 square feet of office and administrative space that we lease from and share with Aqua Nature of USA, Inc. pursuant to an informal month-to-month lease arrangement. Such rent has now been set at a fixed amount of $4,000 per month. Luke Lalonde, our president and majority stockholder is the majority stockholder of Aqua Nature of USA, Inc. Aqua Nature of USA, Inc.’s sole business is owning and managing properties controlled by Mr. Lalonde. For the fiscal years ended September 30, 2006, 2007 and 2008 we paid Aqua Nature of USA, Inc. $38,000, $36,000 and $39,000, respectively, in rent and services related to the property.

We are currently seeking to lease a new facility in or near Plattsburgh, New York, which will serve as our principal corporate offices. We anticipate relocating to such a new facility during the next eight months.

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

Part II

Item 5 - Market for Common Equity and Related Stockholder Matters

Market Information

As of September 30, 2008, there were outstanding approximately 158,791,446 shares of our common stock. As of December 18, 2008, there are currently approximately 158,821,157 shares outstanding, all of which are restricted and may be transferred only pursuant to a registration under the Securities Act, Rule 144 or some other exemption from registration. No shares are presently proposed to be publicly offered.

We are an Exchange Act reporting company. However, currently, there is no established public trading market for our common stock. We cannot assure you that a public trading market for our common stock will ever develop or be maintained. We have not applied for a listing on any public trading exchange; however, we intend to qualify for quotation on the OTC Bulletin Board. We have entered into discussions with a broker/dealer to make appropriate filings with the National Association of Securities Dealers and to serve as market maker.

The Securities and Exchange Commission has promulgated rules affecting so-called "Penny Stocks," which are defined in Rule 15g-9 promulgated under the Exchange Act as equity securities whose market price is less than $5.00. We anticipate that our stock will fall under this definition. Transactions in Penny Stocks are restricted and regulated in several ways:

•

Brokers must approve a client's account for transactions in Penny Stocks by obtaining information about the client's financial situation and making a determination that Penny Stocks are suitable for the client, or that clients have sufficient experience to evaluate the investment in a Penny Stock themselves;

•

Brokers must receive a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased;

•

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

•

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

Holders

On September 30, 2008, there were approximately 1,158 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 30, 2008 and the date of this Annual Report, there are no existing compensation plans. An earlier option plan has been fully exercised.

 Shares were issued pursuant to the Stock Option Agreement dated November 24, 2004 between us and Frank G. Wright. The options were granted to Mr. Wright as partial compensation for consulting services that he provided to us related to the registration of our common stock under the Exchange Act and such other related business consulting services as we may reasonably request. Pursuant to the stock option agreement, we granted to Mr. Wright options to purchase up to 7,605,000 shares of our common stock. One-third of the options became immediately exercisable; another one-third of the options became exercisable upon the filing of our original registration statement with the Securities and Exchange Commission; and the remaining one-third of the options became exercisable upon the effectiveness of the registration statement. The exercise price for the options was $0.01 per share. The options were registered on a Form S-8 filed with the SEC, and there are no unexercised options remaining.

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

i.

At the present time we have approximately $700,000 cash available and believe we can satisfy our capital requirements for the 12 months ending November 30, 2009, as set forth in our plan from existing cash and additional sales of unregistered securities;

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

We have been successful in financing our operational and developmental activities by selling shares of our common stock. While we have no assurance that we will be able to continue that success, our current available cash balance is approximately $700,000 and we are confident we will be able to raise sufficient capital to continue development until business operations are commenced. This is based upon our past performance and the many requests from investors for new subscriptions. We have no plans for other business activities if we are unable to raise funds. Based upon cash currently available we feel we will need to raise additional capital of approximately $119,000 in order to continue for at least the twelve month period presented in the schedule of expected expenditures. Our activities to date have been limited to building our database and those activities will continue throughout our Plan of Operation and as long as we continue our operations. The information available through our directory comes from ever changing and growing sources. Therefore, our task of adding to our data base will never end.

We believe within one year, we will have a sufficient database to make our website marketable. We currently have 26 directory editors, who work on a contract basis only, research subjects for our directory, create new categories and add websites to our directory. Our average cost per directory consultant is approximately $1,000 per month. We are currently conducting a training program for our editors to help us to reach the desired efficiency of each editor being able to add approximately 500 new links per day into our database.

We currently have five servers in operation – two in Watertown, New York at facilities operated by Westelcom, two in Gatineau, QC, and one installed at facilities operated by MCI in Montreal, Quebec. We plan to install a sixth server at our Westelcom facility in Plattsburgh, New York during April, 2009.

In April of 2009 we intend to start building an administrative staff that will be needed to manage our business as we prepare to move from a developmental to operational mode. In this regard we plan to add approximately six administrative personnel and expect to begin to incur related payroll costs of approximately $15,000 per month.

By April 2009 we anticipate that we will have sufficiently developed our database to the point where we can offer a product that will be receptive to potential customers. At that time, although we will continue to add to our database, we intend to start adding marketing personnel to develop and implement a plan to bring our product into the marketplace. We plan to add two marketing personnel per month beginning in May 2009 until we reach a total of ten at an approximate monthly payroll cost of $2,750 per such employee. In order to provide a working environment for these additional employees we anticipate spending approximately $15,000 for additional office furniture and equipment during the quarter ending on March 31, 2009. We are also planning to obtain additional office space in Plattsburgh, NY during March 2009. We anticipate that this additional space will add approximately $7,000 to our monthly rental costs and that we will spend approximately $20,000 for additional furnishings during the quarter ending June 30, 2009.

According to our Plan of Operation, the three months following November 2009 will be a continuation of our developmental and marketing activities with the established workforce of administrative personnel, marketing personnel and directory consultants that have been assembled. At this point we plan to undertake a national advertising program that will potentially require several millions of dollars. Much of the effort of our marketing team that will be assembled by September 2009 will be directed to developing this national marketing effort and formulating a plan and cost projection to carry it out. The national marketing effort will not commence until after November 2009. Therefore, the costs of this national marketing plan are not included in our Plan of Operation for the next twelve months as we have not yet developed the exact time frames costs, fees and other details. The feasibility of this national marketing plan will be dependent on our ability to raise additional capital and we have no assurance that this can be accomplished. However, it is not vital to our operations and we will implement it only when we do have sufficient funds. We have no plan for any other business.

Following is a summary of our expected expenditures for the next twelve months ending November 30, 2009:

	December Through February	March Through May	June Through August	September Through November	12 Months Ending November 2009
Directory Consultants	$78,000	$78,000	$78,000	$78,000	$312,000
Professional services	6,000	6,000	6,000	6,000	24,000
Adm. personnel		30,000	45,000	45,000	120,000
Marketing personnel		5,500	33,000	77,000	115,500
Product development	15,000	15,000	15,000	15,000	60,000
Rental expense	12,000	33,000	33,000	33,000	111,000
Travel expense	4,000	4,000	4,000	4,000	16,000
Automobile expense	2,000	2,000	2,000	2,000	8,000
Telephone expense	900	1,200	1,200	1,200	4,500
Office supplies	300	600	900	900	2,700
Bank fees	75	75	75	75	300
Office furniture		15,000	20,000		35,000
Install new server		10,000			10,000
	$118,275	$200,375	$238,175	$262,175	$819,000

Funding for the above plan of operations will continue to be available from cash currently on hand of approximately $700,000 and additional sales of unregistered securities of $119,000. If we are able to successfully develop and market our directory, we hope to generate revenue from several different sources. We can not be certain that the planned revenue sources will be marketable and therefore generate cash flow until we are actually in operation.

We have described above, pursuant to 303(a) 1 of Regulation SB, our plan for the deployment of our existing capital. During the past, our CEO has received and continues to receive numerous telephone and email inquiries from our shareholders and investors referred by our shareholders, seeking to acquire common stock in private transactions. We believe that we can satisfy our capital requirements for the next twelve months, as presented in the above schedule, with our currently available cash of approximately $700,000 and proceeds from additional sales of $119,000 of securities.

Pay Per Click A major portion of revenue is expected to come from Pay Per Click fees which we will commence before June 30, 2009. We are presently generating 15,000 clicks per month and we have no agreements in place at this time to convert clicks to dollars. Our rate structure will be a flat $0.25 per click compared to an average of $0.92 for Google and Yahoo the most measurable in our industry who generate more than 2,000,000 clicks per day. We expect to increase our monthly click rate as rapidly as our financing will permit us to conduct our marketing activities.

Banners will be sold on an annual basis, starting as soon as possible after April 2009 when we will attempt to convert all present (trial basis) free-banner sites to paid sites. The program has not commenced, no transactions have been recorded and no sums raised or fees received.

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

Paid inclusion on listing will provide relevant search traffic with the submission of only a URL, title and description. Each click to a paid inclusion listing will be billed on a simple pre-set “cost per click”. Paid inclusion listing will be boosted into the sponsored search section of the search results page when space is available. In addition, we will pursue alternative revenue generating opportunities such as providing research and booking search tools for certain on line service providers such as hotels, airlines, car rental and vacation packages as well as comparison shopping tools for users to find, research, compare and purchase products on line. We publish our data in a proprietary set of categories in specific taxonomy, which has over 1,741,578 searchable categories. Our categories are titled to permit a response to our “Full Text Search” program. We expect to develop technology for incorporating maximum “cost per click” and click through rate in the placement of listings in search results, updated throughout the day.

Listing fees will be offered at $125.00 per page listed compared to more than $500.00 for the big players like Google and Yahoo. A "Submit" form will be installed on our site. We have not yet begun to offer these services.

Associates and Affiliates programs are those such as EBay and Amazon who pay between 8% and 15% of the sale referred. We will start our campaign for these listings before April 30, 2009, but have not yet done so. As we previously disclosed, "Associates" and "Affiliates" are virtually synonymous. They are commercial understandings between parties where, for example, "Machinery Dealer" shows many of his products for sale on his website. The dealer then arranges to list the website in our database under one or more fee structures. If a user of our directory checks on this site examines and subsequently buys a machine from the dealer's inventory or offerings, this sale would generate a commission in our favor because the buyer located the product via the use of our listed website.

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

Bookings revenues will generate from electronic linking with Hotel chains, Tour operators and other large internet sellers of services such as Cruise lines, Resorts, Golf and other sports and recreation packagers. We have an extensive listing of such sites and will start working with them for agreements before April 30, 2009.

A national advertising program is planned to be undertaken following the next 12 months presented in the schedule of expected expenditures above. Final costs and budgets have not been negotiated or agreed upon, however, management estimates that advertising might cost several millions in the first year and will be a dominant future cost. Taken in addition to those costs described above and below for development, personnel, office and associated equipment costs, we will require additional capital before we can undertake a national advertising program. We continue to research non-equity alternatives but our most promising avenue seems always to be equity. We will implement this national advertising program only when we have sufficient funds since our continuing operations are not dependent on such program.

We have projected the opening of new offices in Plattsburgh, NY in fiscal 2009. In addition, new hires are contemplated for marketing and administration. We do not anticipate the purchase or sale of major equipment other than office furniture and equipment.

Independent directory consultants are trained to research subjects for our directory. We have had good success with these and presently use twenty-six on a contractor basis only. These people create new categories and add websites to our directory.

We are have upgraded our server network by adding router machines to our existing servers. More servers in different locations will be added as the user-traffic volume and origin-locus will require.

We currently have servers in operation at different facilities as described on page 2 in “Our Business”.

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

In accordance with EITF 00-2, Accounting for Website Development Costs, and SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalized certain website development costs totaling $4,720 and $11,654 during the years ended 2005 and 2006, respectively. Capitalized website development costs were included in property and equipment and were to be amortized over a period of three years once the website was ready for its intended use. However, as discussed above, we regularly review the carrying value of intangible assets including capitalized website development costs. At September 30, 2006, we were uncertain as to the timing of the commencement of operations. Accordingly, we determined that the fair value of the website development costs could not be established and an impairment loss of $243,903 was recognized in the fiscal year ended September 30, 2006, to write off the carrying value of the Website Development Costs.

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

Item 7 - Financial Statements

The information following presents an audited balance sheet of the Company as of September 30, 2008 and audited statements of operations, stockholders’ equity, and cash flows for each of the 2 years then ended and for the period from November 15, 1999 (inception) to September 30, 2008.

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of SuperDirectories, Inc.

We have audited the accompanying balance sheet of SuperDirectories, Inc. (a development stage company) as of September 30, 2008, and the related statements of operations, stockholders’ equity and cash flows for each of the two years then ended, and for the period from November 15, 1999 (inception), to September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SuperDirectories, Inc. as of September 30, 2008, and the results of its operations and its cash flows for each of the two years then ended, and from November 15, 1999 (inception), to September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

GOFF BACKA ALFERA & COMPANY, LLC.

Pittsburgh, Pennsylvania

December 18, 2008

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We, the Chief Executive Officer and Chief Financial Officer of SuperDirectories, Inc. are responsible for establishing and maintaining adequate internal control over financial reporting of the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008, using the criteria for effective internal control established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation, we concluded that we did not maintain effective internal control over financial reporting as of September 30, 2008, based on the specified criteria.  We identified control deficiencies regarding: (1) lack of segregation of duties; (2) lack of timely completion of financial control and reporting processes; and (3) need for stronger internal control environment.  We believe that these material weaknesses are due to the fact that we only have one employee.  During the current fiscal year ending on September 30, 2009, we intend to increase the number of administrative employees; however, the number of such employees will still be limited and may prevent adequate controls in the future, such as segregation of duties, due to cost/benefit of such remediation.

The control deficiencies that we identified could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis.  Accordingly, we have determined that these combined control deficiencies constitute a material weakness.

In light of this material weakness, we performed additional analysis and procedures in order to conclude that our financial statements for the year ended September 30, 2008, included in this Annual Report on Form 10-KSB were fairly stated in accordance with accounting principles generally accepted in the United States.  Accordingly, we believe that despite our material weaknesses, our financial statements for the year ended September 30, 2008, are fairly stated, in all material respects, in accordance with United States generally accepted accounting principles.

The Company’s financial statements included in this annual report have been audited by Goff Backa Alfera & Company, LLC, an independent registered public accounting firm.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

/s/ Luke Lalonde	President and Chief Executive Officer	Date: December 18, 2008
Luke Lalonde

/s/ Gary R. Benware	Principal Financial Officer	Date: December 18, 2008
Gary R. Benware

SUPERDIRECTORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

September, 30
2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$750,242
Prepaid expenses	5,000

TOTAL CURRENT ASSETS	755,242

PROPERTY AND EQUIPMENT
Office equipment	79,586
Less accumulated depreciation	(65,495)

TOTAL PROPERTY AND EQUIPMENT	14,091

TRADE NAME, NET	1,812

TOTAL ASSETS	$771,145

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$16,275
Accrued expenses	39,233

TOTAL CURRENT LIABILITIES	55,508

TOTAL LIABILITIES	55,508

STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Capital stock, par value $.01 per share, 200,000,000 shares
authorized. 158,791,446 shares issued and outstanding	1,587,914
Additional paid in capital	5,322,289
Accumulated loss during the developmental stage	(6,194,566)

TOTAL STOCKHOLDERS' EQUITY	715,637

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$771,145

The Accompanying notes are an integral part of these Financial Statements

SUPERDIRECTORIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			November 15, 1999 (Inception) to September 30,
	Years Ended September 30,
	2007	2008	2008
REVENUES
Operating income	$––	$––	0

TOTAL OPERATING INCOME	––	––	––

EXPENSES
Consultants	96,000	45,728	4,002,889
Legal and accounting	178,326	166,356	782,371
Impairment loss	––	––	243,903
Product development costs	174,862	234,466	598,928
Rental expense	36,000	39,000	344,477
Travel expense	14,853	17,919	77,648
Automobile expense	7,647	9,292	44,191
Depreciation	15,443	15,908	65,495
Start-Up Costs	––	––	17,500
Other taxes	2,623	1,680	19,952
Telephone	2,662	2,561	19,112
Office supplies	1,767	1,662	23,005
Amortization	217	217	1,446
Miscellaneous	––	––	888
Bank fees	185	210	975
Penalties	––	––	561
Advertising	––	––	158
Repair and maintenance	––	––	107
Insurance	––	––	3,423
Training	––	––	599
Web consulting	––	––	5,231
TOTAL EXPENSES	530,585	534,999	6,252,859

OTHER INCOME
Other income	––	––	125
Interest income	17,794	25,362	58,168
TOTAL OTHER INCOME	17,794	25,362	58,293

INCOME (LOSS) BEFORE INCOME TAXES	(512,791)	(509,637)	(6,194,566)

(PROVISION) BENEFIT FOR INCOME TAXES	––	––	––

NET LOSS	$(512,791)	$(509,637)	$(6,194,566)

EARNINGS(LOSS) PER COMMON SHARE - BASIC	$(0.00)	$(0.00)

EARNINGS(LOSS) PER COMMON SHARE - DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	165,196,339	160,648,386

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	165,196,339	160,648,386

The Accompanying notes are an integral part of these Financial Statements

 SUPERDIRECTORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY

	Shares	Amount	Additional Paid-In Capital	Common Stock Options	Common Stock Subscriptions	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	COMMON STOCK
Balance at November 15, 1999 (Inception)	––	$––	$––	$––	$––	$––	$––

Issuance of common stock	140,500,000	1,405,000	(1,000,000)	––	––	––	405,000
Net loss	––	––	––	––	––	(128,347)	(128,347)

Balance at September 30, 2000	140,500,000	1,405,000	(1,000,000)	––	––	(128,347)	276,653

Issuance of common stock	46,500	465	46,035	––	––	––	46,500
Net loss	––	––	––	––	––	(109,493)	(109,493)

Balance at September 30, 2001	140,546,500	1,405,465	(953,965)	––	––	(237,840)	213,660

Issuance of common stock	3,228,299	32,283	132,932	––	––	––	165,215
Net loss	––	––	––	––	––	(121,664)	(121,664)

Balance at September 30, 2002	143,774,799	1,437,748	(821,033)	––	––	(359,504)	257,211

Issuance of common stock	507,408	5,074	20,296	––	––	––	25,370
Net loss	––	––	––	––	––	(51,503)	(51,503)

Balance at September 30, 2003	144,282,207	1,442,822	(800,737)	––	––	(411,007)	231,078

Issuance of common stock	7,934,119	79,341	271,361	––	––	––	350,702
Net loss	––	––	––	––	––	(109,209)	(109,209)

Balance at September 30, 2004	152,216,326	1,522,163	(529,376)	––	––	(520,216)	472,571

Issuance of common stock	4,656,036	46,561	504,104	––	––	––	550,665
Stock Based Compensation Expensed
(Options valued at $.492 per share)	––	––	––	1,247,220	––	––	1,247,220
(Options valued at $.49 per share)	––	––	––	1,242,150	––	––	1,242,150
Exercise of stock options	2,484,300	24,843	1,217,307	(1,242,150)	––	––	––
Net loss	––	––	––	––	––	(2,783,739)	(2,783,739)

Balance at September 30, 2005	159,356,662	1,593,567	1,192,035	1,247,220	––	(3,303,955)	728,867

Issuance of common stock	595,674	5,956	589,718	––	––	––	595,674
Stock Based Compensation Expensed
(Options valued at $.492 per share)	––	––	––	1,247,220	––	––	1,247,220
Exercise of stock options	4,968,600	49,686	2,444,754	(2,494,440)	––	––	––
Stock Subscriptions Received		––	––	––	4,040	––	4,040
Net loss	––	––	––	––	––	(1,868,183)	(1,868,183)

Balance at September 30, 2006	164,920,936	1,649,209	4,226,507	––	4,040	(5,172,138)	707,618

Issuance of common stock	500,280	5,003	495,277	––	––	––	500,280
Stock Subscriptions	––	––	––	––	(4,040)	––	(4,040)
Net loss	––	––	––	––	––	(512,791)	(512,791)

Balance at September 30, 2007	165,421,216	1,654,212	4,721,784	––	––	(5,684,929)	691,067

Issuance of common stock	717,899	7,179	710,720	––	––	––	717,899
Retirement of common stock	(7,347,669)	(73,477)	(110,215)	––	––	––	(183,692)
Net loss	––	––	––	––	––	(509,637)	(509,637)

Balance at September 30, 2008	158,791,446	$1,587,914	$5,322,289	$––	$––	$(6,194,566)	$715,637

The Accompanying notes are an integral part of these Financial Statements

SUPERDIRECTORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Years Ended September 30,		November 15, 1999 (Inception) to September 30,
	2007	2008	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(512,791)	$(509,637)	$(6,194,566)
Adjustments to reconcile net loss to net cash used
by operating activities:
Noncash Stock Compensation Expense	––	––	3,736,590
Depreciation	15,443	15,908	65,495
Amortization	217	217	1,446
Impairment loss	––	––	243,903
(Increase) decrease in assets:
Prepaid expenses	3,240	20	(5,000)
Increase (decrease) in liabilities:
Accounts payable	14,862	1,247	16,274
Accrued expenses	(14,357)	16,733	39,233

NET CASH USED BY OPERATING ACTIVITIES	(493,386)	(475,512)	(2,096,625)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,677)	(2,326)	(323,489)
Trade name	––	––	(3,257)

NET CASH USED IN INVESTING ACTIVITIES	(1,677)	(2,326)	(326,746)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	500,280	717,899	3,357,305
Retirement of common stock	––	(183,692)	(183,692)
Common stock subscriptions	(4,040)	––	––

NET CASH PROVIDED BY FINANCING
ACTIVITIES	496,240	534,207	3,173,613

NET INCREASE IN CASH AND
CASH EQUIVALENTS	1,177	56,369	750,242

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	692,695	693,873	––

CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$693,872	$750,242	$750,242

SUPPLEMENTAL DISCLOSURES:

Interest paid	$––	$––	$––
Income taxes paid	$––	$––	$––
Stock options exercised	$––	$––	$3,736,590

The Accompanying notes are an integral part of these Financial Statements

SUPERDIRECTORIES, INC.

(A Development Stage Company)

Audited Financial Statements

From Inception (November 15, 1999)

 to September 30, 2008

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

Property and Equipment

Property and equipment are stated at cost when purchased. Depreciation of property and equipment is computed using the straight-line method based on the estimated useful lives of the assets.  The useful life of office equipment is from 3 to 5 years. Upon retirement or disposal of an asset, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the determination of net income (loss). Depreciation expense was $15,908 and $15,443 the years ended September 30, 2008 and 2007 respectively.

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

In accordance with EITF 00-2, Accounting for Website Development Costs, and SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized certain website development costs totaling $243,903 during the years ended September 30, 2006.  Capitalized website development costs were included in property and equipment and were to be amortized over a period of three years once the website was ready for its intended use.

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

Trade name is carried at cost less accumulated amortization. Intangible assets are generally amortized on a straight-line basis over the economic lives of the respective assets, generally two to fifteen years. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. The Company recorded amortization expense of $217 and $217 for 2007 and 2008, respectively.

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

Earnings (Loss) per Share of Common Stock

Earnings (loss) per share are computed by dividing net income (loss) by weighted average common shares outstanding for the period. Basic earnings per share are computed using an unadjusted weighted average number of shares of common stock. Diluted earnings per share are compiled using the weighted average number of shares of common stock, plus an adjustment for the dilutive effect of unexercised in-the-money stock options.  Reconciliation between basic and diluted weighted average common shares outstanding for the two years ended September 30 follows:

	2007	2008
Basic weighted average shares outstanding	165,196,339	160,648,386
Stock Option Shares	0	0
Diluted weighted-average shares outstanding	165,196,339	160,648,386

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

Note 2 – Concentration of credit risk:

The Company maintains cash balances at a bank in New York. At September 30, 2008, the Company’s cash balances exceeded the $250,000 insured by the Federal Deposit Insurance Corporation (FDIC) by $374,497.

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

The following table summarizes the Company’s activity in its common stock since inception:

Description	# of shares issued	Share price	Cash proceeds

Issuance of common stock at $0.00 per share (1)	100,000,000	0.00	$0
Issuance of common stock at $0.01 per share	40,500,000	0.01	405,000
Balance at September 30, 2000	140,500,000		$405,000
Issuance of common stock at $1.00 per share	46,500	1.00	46,500
Balance at September 30, 2001	140,546,500		$451,500
Issuance of common stock at $0.05 per share	3,224,299	0.05	161,215
Issuance of common stock at $1.00 per share	4,000	1.00	4,000
Balance at September 30, 2002	143,774,799		$616,715
Issuance of common stock at $0.05 per share	507,408	0.05	25,370
Balance at September 30, 2003	144,282,207		$642,085
Issuance of common stock at $0.01 per share	330,000	0.01	3,300
Issuance of common stock at $0.02 per share	3,650,266	0.02	73,005
Issuance of common stock at $0.04 per share	1,197,401	0.04	47,896
Issuance of common stock at $0.05 per share	1,937,806	0.05	96,890
Issuance of common stock at $0.06 per share	272,600	0.06	16,356
Issuance of common stock at $0.10 per share	356,356	0.10	35,636
Issuance of common stock at $0.363 per share	136,690	0.363	49,619
Issuance of common stock at $0.50 per share	50,000	0.50	25,000
Issuance of common stock at $1.00 per share	3,000	1.00	3,000
Balance at September 30, 2004	152,216,326		$992,787
Issuance of common stock at $0.01 per share	516,234	0.01	5,163
Issuance of common stock at $0.05 per share	928,480	0.05	46,424
Issuance of common stock at $0.10 per share	2,222,602	0.10	222,260
Issuance of common stock at $0.15 per share	620,120	0.15	93,018
Issuance of common stock at $0.25 per share	22,000	0.25	5,500
Issuance of common stock at $0.50 per share	336,600	0.50	168,300
Issuance of common stock at $1.00 per share	10,000	1.00	10,000
Issuance of common stock per stock option (2)	2,484,300	N/A	N/A

SuperDirectories, Inc.

Notes to Financial Statements

Balance at September 30, 2005	159,356,662		$1,543,452
Issuance of common stock at $1.00 per share	595,674	1.00	595,674
Issuance of common stock per stock option (2)	4,968,600	N/A	N/A
Balance at September 30, 2006	164,920,936		$2,139,126
Issuance of common stock at $1.00 per share	500,280	1.00	500,280
Balance at September 30, 2007	165,421,616		$2,639,406
Issuance of common stock at $1.00 per share	717,899	1.00	717,899
Retirement of common stock	(7,347,669)	0.025	(183,692)
Balance at September 30, 2008	158,791,446		$3,173,613

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

SuperDirectories, Inc.

Notes to Financial Statements

Note 6 – Related party transactions:

Shareholders received complimentary advertising on the SuperDirectories, Inc. website.  There was no recognized income from these activities. SuperDirectories, Inc. receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company of which the majority stockholder is the majority stockholder of SuperDirectories, Inc.  Services and rentals from related parties of $39,000 and $36,000 for the years ended September 30, 2008 and 2007 are included in the Statement of Operations.

Note 7 – Income taxes:

The net deferred tax benefits in the accompanying balance sheets include the following components:

Deferred tax assets	$2,597,913
(2,597,913)
Less: valuation allowance
Net deferred tax liability	$––

Deferred taxes relate primarily to unused net operating loss carryforwards of approximately $6.2 million and differences between book and tax basis on fixed assets of approximately $7000 at tax rates of 34% for Federal taxes and 8% for state taxes.  Due to the uncertainty regarding the level of future earnings, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized, principally due to the expiration of net operating loss carryforwards. There was no provision for income tax expense for 2008 and 2007.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In 2005, we changed accountants. This has been fully disclosed in our Forms 10-SB and 8-K, as amended, previously filed.

None of our accountants, during the fiscal years ended September 30, 2007 and 2008 have advised us that internal controls did not exist or that they were unwilling to rely on management’s representations or that the scope of the audit should be expanded or that information had come to their attention that would materially impact the fairness or reliability of any opinion. The prior accountants were authorized to respond fully to the inquiries of a successor.

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

Name	Age	Position(s)

Luke Lalonde	70	President, Treasurer and Sole Director
Gary Benware	59	Chief Financial Officer

Mr. Lalonde, 70, has served as our President and sole director since 1999. From 1993 until 1999, Mr. Lalonde was semi-retired. From 1980 until 1993, Mr. Lalonde was the founder, President and Chief Executive Officer of AquaNature, Inc., a natural spring water bottling company, located in Quebec, Canada. Mr. Lalonde also owned and operated AquiCulture, Inc., a rainbow trout farm, from 1972 until 1986.  Both AquaNature, Inc. and AquiCulture, Inc. were sold to Danon, Inc. in 1993. Mr. Lalonde is also majority shareholder of Aqua Nature of USA. Aqua Nature of USA is limited to owning land and residence used by Mr. Lalonde for family purposes and our office. Mr. Lalonde’s activities with Aqua Nature of USA are limited to reviewing accounts payable and financial items and making payment decisions.

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

•

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violation and other minor offenses);

•

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

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

Item 10 - Executive Compensation

The following table sets forth compensation paid to persons who may be considered executive officers of the Company during the three fiscal years ended September 30, 2008. Mr. Lalonde received no compensation of any nature.

Name and Position	Year	Salary	Bonus	Stock Awards	Option Award	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other	Total

Luke Lalonde President and Chief Executive Officer	2008 2007 2006	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Gary Benware(1) Chief Financial Officer	2008 2007 2006	$24,395 $22,450 $32,325	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$24,395 $22,450 $32,325

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

•

any person who is known to us to own beneficially 5% or more of our outstanding common stock;

•

any director, president and executive officers; and

•

director and executive officers as a group.

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

As of September 30, 2008, there were approximately 158,791,446 shares of our common stock outstanding. There is no plan or arrangement with respect to a change in control. We currently do not have any equity compensation plans.

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

(1) Mr. Lalonde's business address is in care of SuperDirectories, Inc., 5337 Route 374, Merrill, New York 12955.

(2) See Directors, Executive Officers, Promoters and Control Persons, Part III, Item 9 on page 28.

Item 12.  Certain Relationships and Related Transactions

We are parties to an informal arrangement with Aqua Nature of USA, Inc. pursuant to which we lease from them our principal corporate offices located at 5337 Route 374, Merrill, New York and we also receive certain telephone, internet, administrative, bookkeeping and related services. Luke Lalonde, our president and majority stockholder is the majority stockholder of Aqua Nature of USA, Inc. We paid Aqua Nature of USA, Inc. $36,000 and $39,000 for the fiscal years ended September 30, 2007 and 2008 respectively. See Description of Property, Part I, Item 2 on page 9.

In 2000, Mr. Lalonde transferred his legal right, title and interest in the SuperDirectories Internet website to the Company in exchange for 100,000,000 shares of our common stock.

Mr. Frank G. Wright was a consultant and a minority shareholder of the Company, holding 3.61% of our issued and outstanding common stock. He has sold his shares back to the Company. Mr. Wright was engaged as a consultant pursuant to a November 2004 written agreement previously included as an exhibit to our Form-10-SB, General Form for Registration on Securities. Compensation was $90,000 plus options to purchase 7,605,000 shares of common stock. The services provided, for which Mr. Wright received compensation, were the introduction of and negotiation with a number of CPA’s and Securities lawyers engaged in the public company practice; liaison among us and those professionals engaged by us, supervision and coordination of the work of the professionals engaged in preparation and filing for the Company pursuant to SEC’s regulations, and examination of the SEC commentary with respect to the overall effort.

Mr. Wright received a total of 7,452,900 shares on exercise of his option on April 11, 2005 and March 25, 2006. The value for these shares was set at $0.50 per share ($3,726,450) as agreed to by the Company and Mr. Wright. The exercise price was $0.01 per share. Mr. Wright paid for these shares with 152,100 shares from his total grant of 7,605,000 in a cashless transaction. In February 2006 Mr. Wright made a gift of 1,485,000 shares to 22 members of his family and 2 acquaintances. He received no consideration for these shares and there were no fees ot commissions paid. No broker/dealers were involved, and the transferees were advised there was no market for the shares.

Commencing on August 1, 2006, we entered into an oral agreement with Mr. Wright to continue his consulting services. His services included interviewing and recommending a person to be Chief Financial Officer, assisting in finalizing our Form 10-SB and future periodic filings. He also served as liaison among Mr. Lalonde, counsel and auditors and reviewed the work of the professionals and the Company with respect to our obligations as a reporting company. He was compensated $8,000 per month on a month to month basis. He did not assist in raising capital or engage in any effort to promote or retain a public market for our securities. He was not authorized to engage in any other activities on our behalf. He was retained as a consultant only and was not a director, officer, or employee. We did not enter into a written agreement, and there were no additional terms in the oral agreement. Mr. Wright’s oral agreement was not extended and his services terminated as of December 31, 2007.

Mr. Wright, together with members of his family who received shares of stock in the Company as gifts from Mr. Wright, offered to sell back a total of 7,347,669 shares, or an aggregate of 4.6% of the outstanding shares of the Company. On May 1, 2008, the Company acquired for cash consideration in a negotiated transaction all such shares for $0.025 per share, or an aggregate consideration of $183,691.72, of which Mr. Wright and his wife received $155,067. The stock is not listed on any securities exchange or other trading market. The book value per share at March 31, 2008 was $0.006 per share.

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

 ** Previously submitted with Form 10-QSB for period ending June 30, 2006.

***Previously submitted with Form 10-KSB for the year ending September 30, 2006

Item 14 - Principal Accountant Fees and Services

The following table sets forth fees billed to the Company by our auditors during the fiscal years ended September 30, 2008 and 2007:

	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007

1. Audit Fees	$18,500.00	$18,300.00

2. Audit Related Fees	15,100.00	18,250.00

3. Tax Fees	0.00	0.00

4. All Other Fees	1,130.00	0.00

Total Fees	$34,730.00	$36,550.0

Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Goff Back Alfera & Company, LLC in connection with statutory and regulatory filings or engagements. The 2008 audit fees will be paid in 2009.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements, which are not reported under "Audit Fees."

Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All other fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2008 or 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SuperDirectories, Inc.

By:	/s/ Luke Lalonde
Luke Lalonde President and Chief Executive Officer

Date:  December 18, 2008

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrants in the capacities and on the dates indicated:

By:	/s/ Luke Lalonde	By:	/s/ Gary Benware
	Luke Lalonde		Gary Benware
	Director and President		Principal Financial Officer

	Date: December 18, 2008		Date: December 18, 2008

21