Form 10-Q
period 2008-12-31
SuperDirectories Inc.
filed 2009-02-10
CIK 1338624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————

FORM 10-Q

———————

☑     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2008.

☐     Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period _____________ to _____________

Commission File Number 0-51533

———————

SuperDirectories, Inc.

(Exact name of small Business Issuer as specified in its charter)

———————

Delaware	14-1817301
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

5337 Route 374, Merrill, NY	12955
(Address of principal corporate offices)	(Postal or Zip Code)

Registrant’s telephone number, including area code:	(518) 425-0320

N/A

Former name, former address and former fiscal year, if changed since last report

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  ☐ Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of $.01 par value shares outstanding at February 2, 2009: 158,821,157

SuperDirectories, Inc.

Page

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

1

Balance Sheets

1

Statement of Operations

2

Statements of Stockholders’Equity

3

Statemens of Cash Flows

4

Notes to Financial Statements

5

Item 2.      Management's Discussion and Analysis of Financial Condition or Plan of Operation

11

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

14

Item 4.      Controls and Procedures

14

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

16

Item 2.      Sales of Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3.      Defaults Upon Senior Securities

16

Item 4.      Submissions of Matters to a Vote of Shareholders

16

Item 5.      Other Information

16

Item 6.      Exhibits and Reports on Form 8-K

16

Signatures

17

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements (Unaudited)

SuperDirectories, Inc.

A Development Stage Company

Balance Sheets

	December 31, 2008	September 30, 2008
	(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$619,772	$750,242
Due from officer	7,651	––
Prepaid expenses	5,000	5,000

TOTAL CURRENT ASSETS	632,423	755,242

PROPERTY AND EQUIPMENT
Office equipment	79,586	79,586
Less accumulated depreciation	(68,786)	(65,495)

TOTAL PROPERTY AND EQUIPMENT	10,800	14,091

TRADE NAME, NET	1,758	1,812

TOTAL ASSETS	$644,981	$771,145

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$––	$16,275
Accrued expenses	––	39,233

TOTAL CURRENT LIABILITIES	––	55,508

TOTAL LIABILITIES	––	55,508

STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Capital stock, par value $.01 per share, 200,000,000 shares authorized. 158,821,157 and 158,791,446 shares issued and outstanding at December 31, 2008 and September 30, 2008	1,588,212	1,587,914
Additional paid in capital	5,351,702	5,322,289
Accumulated loss during the developmental stage	(6,294,933)	(6,194,566)

TOTAL STOCKHOLDERS' EQUITY	644,981	715,637

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$644,981	$771,145

SuperDirectories, Inc.

A Development Stage Company

Statement of Operations
(UNAUDITED)

	Three Months Ended		November 15, 1999 (Inception) to
	December 31,		Dec. 31,
	2007	2008	2008
REVENUES
Operating income	$––	$––	$––
TOTAL OPERATING INCOME	––	––	––

EXPENSES
Consultants	25,247	––	4,002,889
Legal and accounting	17,376	29,076	811,447
Impairment loss	––	––	243,903
Product development costs	39,427	56,176	655,104
Rental expense	9,000	12,000	356,477
Travel expense	9,168	3,362	81,010
Automobile expense	2,915	1,184	45,375
Depreciation	3,919	3,291	68,786
Start-up costs	––	––	17,500
Other taxes	––	355	20,307
Telephone	572	666	19,778
Office supplies	861	239	23,244
Amortization	54	54	1,500
Miscellaneous	––	––	888
Bank fees	––	35	1,010
Penalties	––	––	561
Advertising	––	––	158
Repair and maintenance	––	––	107
Insurance	––	––	3,423
Training	––	––	599
Web consulting	––	––	5,231
TOTAL EXPENSES	108,539	106,438	6,359,297

OTHER INCOME
Other income	––	––	125
Interest income	3,439	6,071	64,239
TOTAL OTHER INCOME	3,439	6,071	64,364

INCOME (LOSS) BEFORE INCOME TAXES	(105,100)	(100,367)	(6,294,933)
(PROVISION) BENEFIT FOR INCOME TAXES	––	––	––
NET LOSS	$(105,100)	$(100,367)	$(6,294,933)
EARNINGS(LOSS) PER COMMON SHARE - BASIC	$0.00	$0.00
EARNINGS(LOSS) PER COMMON SHARE - DILUTED	$0.00	$0.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	165,491,654	158,806,302
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	165,491,654	158,806,302

SuperDirectories, Inc.

A Development Stage Company

Statements of Equity
(UNAUDITED)

	Shares	Amount	Additional Paid-In Capital	Common Stock Options	Common Stock Subscriptions	Deficit Accumlated During the Development Stage	Total Stockholders' Equity
	COMMON STOCK
Balance at November 15, 1999	––	$––	$––	$––	$––	$––	$––
Issuance of common stock	140,500,000	1,405,000	(1,000,000)	––	––	––	405,000
Net loss	––	––	––	––	––	(128,347)	(128,347)
Balance at September 30, 2000	140,500,000	1,405,000	(1,000,000)	––	––	(128,347)	276,653
Issuance of common stock	46,500	465	46,035	––	––	––	46,500
Net loss	––	––	––	––	––	(109,493)	(109,493)
Balance at September 30, 2001	140,546,500	1,405,465	(953,965)	––	––	(237,840)	213,660
Issuance of common stock	3,228,299	32,283	132,932	––	––	––	165,215
Net loss	––	––	––	––	––	(121,664)	(121,664)
Balance at September 30, 2002	143,774,799	1,437,748	(821,033)	––	––	(359,504)	257,211
Issuance of common stock	507,408	5,074	20,296	––	––	––	25,370
Net loss	––	––	––	––	––	(51,503)	(51,503)
Balance at September 30, 2003	144,282,207	1,442,822	(800,737)	––	––	(411,007)	231,078
Issuance of common stock	7,934,119	79,341	271,361	––	––	––	350,702
Net loss	––	––	––	––	––	(109,209)	(109,209)
Balance at September 30, 2004	152,216,326	1,522,163	(529,376)	––	––	(520,216)	472,571
Issuance of common stock	4,656,036	46,561	504,104	––	––	––	550,665
Stock Based Compensation Expensed
(Options valued at $.492 per share)	––	––	––	1,247,220	––	––	1,247,220
(Options valued at $.49 per share)	––	––	––	1,242,150	––	––	1,242,150
Exercise of stock options	2,484,300	24,843	1,217,307	(1,242,150)	––	––	––
Net loss	––	––	––	––	––	(2,783,739)	(2,783,739)
Balance at September 30, 2005	159,356,662	1,593,567	1,192,035	1,247,220	––	(3,303,955)	728,867
Issuance of common stock	595,674	5,956	589,718	––	––	––	595,674
Stock Based Compensation Expensed
(Options valued at $.492 per share)	––	––	––	1,247,220	––	––	1,247,220
Exercise of stock options	4,968,600	49,686	2,444,754	(2,494,440)	––	––	––
Stock Subscriptions Received		––	––	––	4,040	––	4,040
Net loss	––	––	––	––	––	(1,868,183)	(1,868,183)
Balance at September 30, 2006	164,920,936	1,649,209	4,226,507	––	4,040	(5,172,138)	707,618
Issuance of common stock	500,280	5,003	495,277	––	––	––	500,280
Stock Subscriptions				––	(4,040)	––	(4,040)
Net loss	––	––	––	––	––	(512,791)	(512,791)
Balance at September 30, 2007	165,421,216	1,654,212	4,721,784	––	––	(5,684,929)	691,067
Issuance of common stock	717,899	7,179	710,720	––	––	––	717,899
Retirement of common stock	(7,347,669)	(73,477)	(110,215)	––	––	––	(183,692)
Net loss	––	––	––	––	––	(509,637)	(509,637)
Balance at September 30, 2008	158,791,446	1,587,914	5,322,289	––	––	(6,194,566)	715,637
Issuance of common stock	29,711	298	29,413	––	––	––	29,711
Net loss	––	––	––	––	––	(100,367)	(100,367)
Balance at December 31, 2008	158,821,157	$1,588,212	$5,351,702	$––	$––	$(6,294,933)	$644,981

SuperDirectories, Inc.

A Development Stage Company

Statements of Cash Flows
(UNAUDITED)

			November 15,
			1999
	Three Months Ended		(Inception) to
	December 31		Dec 31,
	2007	2008	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(105,100)	$(100,367)	$(6,294,933)
Adjustments to reconcile net loss to net cash used by operating activities:
Noncash Stock Compensation Expense	––	––	3,736,590
Depreciation	3,919	3,291	68,786
Amortization	54	54	1,500
Impairment loss	––	––	243,903
(Increase) decrease in assets:
Prepaid expenses	––	––	(5,000)
Due from officer	––	(7,651)	(7,651)
Increase (decrease) in liabilities:
Accounts payable	(3,277)	(16,275)	––
Accrued expenses	(22,500)	(39,233)	––

NET CASH USED BY OPERATING ACTIVITIES	(126,904)	(160,181)	(2,256,805)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	––	––	(323,489)
Trade name	––	––	(3,258)

NET CASH USED IN INVESTING ACTIVITIES	––	––	(326,747)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	281,751	29,711	3,387,016
Retirement of common stock	––	––	(183,692)

NET CASH PROVIDED BY FINANCING ACTIVITIES	281,751	29,711	3,203,324

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	154,847	(130,470)	619,772

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	693,872	750,242	––

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$848,719	$619,772	$619,772

SUPPLEMENTAL DISCLOSURES:

Interest paid	––	––	––

Income taxes paid	––	––	––

Stock options exercised	$––	$––	$3,736,570

SuperDirectories, Inc.

A Development Stage Company

Notes to Financial Statements

Note 1 – Basis of Presentation:

The accompanying unaudited financial statements of SuperDirectories, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals )have been included. Operating results for the three-month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Report on Form 10-KSB for the year ended September 30, 2008.

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

Cash and Cash Equivalents

For the purpose of the balance sheets and statements of cash flows, the Company considers all unrestricted highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost when purchased. Depreciation of property and equipment is computed using the straight-line method based on the estimated useful lives of the assets. The useful life of office equipment is from 3 to 5 years. Upon retirement or disposal of an asset, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the determination of net income (loss). Depreciation expense was $3,291 and $3,919 the three months ended December 31, 2008 and 2007 respectively.

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

SuperDirectories, Inc.
A Development Stage Company
Notes to Financial Statements

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

Trade name is carried at cost less accumulated amortization. Intangible assets with finite lives are generally amortized on a straight-line basis over the economic lives of the respective assets, generally two to fifteen years. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that Management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. The Company recorded amortization expense of $54 for each of the three-month periods ended December 31, 2008 and 2007, respectively.

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

	2007	2008
Basic weighted average shares outstanding	165,491,654	158,806,302
Stock Option Shares	0	0
Diluted weighted-average shares outstanding	165,491,654	158,806,302

SuperDirectories, Inc.
A Development Stage Company
Notes to Financial Statements

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

SuperDirectories, Inc.
A Development Stage Company
Notes to Financial Statements

The following table summarizes the Company’s activity in its common stock since inception:

Description	# of shares issued	Share price	Cash proceeds
Issuance of common stock at $0.00 per share (1)	100,000,000	0.00	$0
Issuance of common stock at $0.01 per share	40,500,000	0.01	405,000
Balance at September 30, 2000	140,500,000		$405,000
Issuance of common stock at $1.00 per share	46,500	1.00	46,500
Balance at September 30, 2001	140,546,500		$451,500
Issuance of common stock at $0.05 per share	3,224,299	0.05	161,215
Issuance of common stock at $1.00 per share	4,000	1.00	4,000
Balance at September 30, 2002	143,774,799		$616,715
Issuance of common stock at $0.05 per share	507,408	0.05	25,370
Balance at September 30, 2003	144,282,207		$642,085
Issuance of common stock at $0.01 per share	330,000	0.01	3,300
Issuance of common stock at $0.02 per share	3,650,266	0.02	73,005
Issuance of common stock at $0.04 per share	1,197,401	0.04	47,896
Issuance of common stock at $0.05 per share	1,937,806	0.05	96,890
Issuance of common stock at $0.06 per share	272,600	0.06	16,356
Issuance of common stock at $0.10 per share	356,356	0.10	35,636
Issuance of common stock at $0.363 per share	136,690	0.363	49,619
Issuance of common stock at $0.50 per share	50,000	0.50	25,000
Issuance of common stock at $1.00 per share	3,000	1.00	3,000
Balance at September 30, 2004	152,216,326		$992,787
Issuance of common stock at $0.01 per share	516,234	0.01	5,163
Issuance of common stock at $0.05 per share	928,480	0.05	46,424
Issuance of common stock at $0.10 per share	2,222,602	0.10	222,260
Issuance of common stock at $0.15 per share	620,120	0.15	93,018
Issuance of common stock at $0.25 per share	22,000	0.25	5,500
Issuance of common stock at $0.50 per share	336,600	0.50	168,300
Issuance of common stock at $1.00 per share	10,000	1.00	10,000
Issuance of common stock per stock option (2)	2,484,300	N/A	N/A
Balance at September 30, 2005	159,356,662		$1,543,452
Issuance of common stock at $1.00 per share	595,674	1.00	595,674
Issuance of common stock per stock option (2)	4,968,600	N/A	N/A
Balance at September 30, 2006	164,920,936		$2,139,126
Issuance of common stock at $1.00 per share	500,280	1.00	500,280
Balance at September 30, 2007	165,421,216		$2,639,406
Issuance of common stock at $1.00 per share	717,899	1.00	717,899
Retirement of common stock	(7,347,669)	0.025	(183,692)
Balance at September 30, 2008	158,791,446		$3,173,613
Issuance of common stock at $1.00 per share	29,711	1.00	29,711
Balance at December 31, 2008	158,821,157		$3,203,324

———————

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

SuperDirectories, Inc.
A Development Stage Company
Notes to Financial Statements

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

Note 5 – Related party transactions:

Shareholders received complimentary advertising on the SuperDirectories, Inc. website. There was no recognized income from these activities. SuperDirectories, Inc. receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company of which the majority stockholder is the majority stockholder of SuperDirectories, Inc. Services and rentals from related parties of $12,000 and $9,000 for the three months ended December 31, 2008 and 2007 are included in the Statement of Operations.

During the quarter ended December 31, 2008, SuperDirectories, Inc. advanced $7,651 to its President and majority shareholder. The $7,651 had not been repaid as of December 31, 2008, and is presented as a line item on the Company’s Balance Sheet.

SuperDirectories, Inc.
A Development Stage Company
Notes to Financial Statements

Note 6 – Income taxes:

The net deferred tax benefits in the accompanying balance sheets include the following components:

Deferred tax assets	$2,467,331
Less: valuation allowance	(2,467,331)
Net deferred tax benefits	$––

Deferred taxes relate primarily to unused net operating loss carryforwards of approximately $6.3 million tax rates of 34% for Federal taxes and 8% for state taxes. Due to the uncertainty regarding the level of future earnings, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized, principally due to the expiration of net operating loss carryforwards. There was no provision for income tax expense for the three months ended December 31, 2008 and 2007.

Item 2.

Management's discussion and Analysis of Financial Condition or Plan of Operation

The following discussion of our plan of operation for the next 12 months should be read in conjunction with our financial statements, any notes related thereto, and the other financial data included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

Information provided in this Quarterly Report on Form 10-Q may contain what may be deemed to be forward-looking statements that are not historical facts and information. These statements represent our expectations or beliefs, such as statements concerning future operating results, statements concerning industry performance, our operations, economic performance, financial conditions, margins and growth in sales of our products and capital expenditures. These forward looking statements include risks and uncertainties, many of which are not within our control, such as the uncertainty of future demand for our products; the uncertainty and timing of the successful development of the Company's new products; the risks associated with reliance on a few key customers; our ability to attract and retain personnel with the necessary scientific and technical skills; the timing and completion of significant orders; the timing and amount of our research and development expenditures; the timing and level of market acceptance of customers' products for which the Company supplies components; the level of market acceptance of competitors' products; our ability to control costs associated with performance under fixed price contracts; the performance and reliability of our vendors; potential product and contractual liability to its customers; and the continued availability to our Company of essential supplies, materials and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. For this purpose, all statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from the forward-looking statements or views expressed herein. Our financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents we have filed with the Securities and Exchange Commission, including the Company's most recent Form 10-KSB.

Plan of Operation

The following discussion of our plan of operation for the next 12 months should be read in conjunction with our financial statements, any notes related thereto, and the other financial data included elsewhere in this quarterly report.

We have been successful in financing our operational and developmental activities by selling shares of our common stock. While we have no assurance that we will be able to continue that success, our current available cash balance is approximately $586,000 and  we are confident we will be able to raise sufficient capital to continue development until business operations are commenced. This is based upon our past performance and the many requests from investors for new subscriptions. We have no plans for other business activities if we are unable to raise funds. Based upon cash currently available we feel we will need to raise additional capital of approximately $77,700 in order to continue for at least the twelve month period presented in the schedule of expected expenditures. Our activities to date have been limited to building our database and those activities will continue throughout our Plan of Operation and as long as we continue our operations. The information available through our directory comes from ever changing and growing sources. Therefore, our task of adding to our data base will never end.

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

We currently have five servers in operation – two in Watertown, New York at facilities operated by Westelcom, two in Gatineau, QC, and one installed at facilities operated by MCI in Montreal, Quebec. We plan to install a sixth server at our Westelcom facility in Plattsburgh, New York during October, 2009.

In October of 2009 we intend to start building an administrative staff that will be needed to manage our business as we prepare to move from a developmental to operational mode. In this regard we plan to add approximately six administrative personnel and expect to begin to incur related payroll costs of approximately $15,000 per month.

By October 2009 we anticipate that we will have sufficiently developed our database to the point where we can offer a product that will be receptive to potential customers. At that time, although we will continue to add to our database, we intend to start adding marketing personnel to develop and implement a plan to bring our product into the marketplace. We plan to add two marketing personnel per month beginning in October 2009 until we reach a total of ten at an approximate monthly payroll cost of $2,750 per such employee. In order to provide a working environment for these additional employees we anticipate spending approximately $15,000 for additional office furniture and equipment during the quarter ending on October 31, 2009. We are also planning to obtain additional office space in Plattsburgh, NY during October 2009. We anticipate that this additional space will add approximately $7,000 to our monthly rental costs and that we will spend approximately $20,000 for additional furnishings during the quarter ending December 31, 2009.

According to our Plan of Operation, the three months following January 2010 will be a continuation of our developmental and marketing activities with the established workforce of administrative personnel and directory consultants that have been assembled. Once our marketing team has been assembled by March 1010 we plan to undertake a national advertising program that will potentially require several millions of dollars. Much of the effort of our marketing team will be directed to developing this national marketing effort and formulating a plan and cost projection to carry it out. The national marketing effort will not commence until after March 2010. Therefore, the costs of this national marketing plan are not included in our Plan of Operation for the next twelve months as we have not yet developed the exact time frames, costs, fees and other details. The feasibility of this national marketing plan will be dependent on our ability to raise additional capital and we have no assurance that this can be accomplished. However, it is not vital to our operations and we will implement it only when we do have sufficient funds. We have no plan for any other business.

Following is a summary of our expected expenditures for the next twelve months ending January 31, 2010:

	February	May	August	November	12 Mths
	Through	Through	Through	Through	Ending
	April	July	October	January	Jan 2010
Directory Consultants	$78,000	$78,000	$78,000	$78,000	$312,000
Professional services	6,000	6,000	6,000	6,000	24,000
Adm. personnel			15,000	45,000	60,000
Marketing personnel			5,500	49,500	55,000
Product development	15,000	15,000	15,000	15,000	60,000
Rental expense	12,000	12,000	19,000	33,000	76,000
Travel expense	4,000	4,000	4,000	4,000	16,000
Automobile expense	2,000	2,000	2,000	2,000	8,000
Telephone expense	1,000	1,000	1,200	1,200	4,400
Office supplies	600	600	900	900	3,000
Bank fees	75	75	75	75	300
Office furniture			15,000	20,000	35,000
Install new server			10,000		10,000
	$118,675	$118,675	$171,675	$254,675	$663,700

Funding for the above plan of operations will continue to be available from cash currently on hand of approximately $586,000 and additional sales of unregistered securities of $77,700. If we are able to successfully develop and market our directory, we hope to generate revenue from several different sources. We can not be certain that the planned revenue sources will be marketable and therefore generate cash flow until we are actually in operation.

We have described above, pursuant to 303(a) 1 of Regulation SB, our plan for the deployment of our existing capital. During the past, our CEO has received and continues to receive numerous telephone and email inquiries from our shareholders and investors referred by our shareholders, seeking to acquire common stock in private transactions. We believe that we can satisfy our capital requirements for the next twelve months, as presented in the above schedule, with our currently available cash of approximately $586,000 and proceeds from additional sales of $77,700 of securities.

Pay Per Click A major portion of revenue is expected to come from Pay Per Click fees which we will commence before December 31, 2009. We are presently generating 15,000 clicks per month and we have no agreements in place at this time to convert clicks to dollars. Our rate structure will be a flat $0.25 per click compared to an average of $0.92 for Google and Yahoo the most measurable in our industry who generate more than 2,000,000 clicks per day. We expect to increase our monthly click rate as rapidly as our financing will permit us to conduct our marketing activities.

Banners will be sold on an annual basis, starting as soon as possible after October 2009 when we will attempt to convert all present (trial basis) free-banner sites to paid sites. The program has not commenced, no transactions have been recorded and no sums raised or fees received.

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

Paid inclusion on listing will provide relevant search traffic with the submission of only a URL, title and description. Each click to a paid inclusion listing will be billed on a simple pre-set “cost per click”. Paid inclusion listing will be boosted into the sponsored search section of the search results page when space is available. In addition, we will pursue alternative revenue generating opportunities such as providing research and booking search tools for certain on line service providers such as hotels, airlines, car rental and vacation packages as well as comparison shopping tools for users to find, research, compare and purchase products on line. We publish our data in a proprietary set of categories in specific taxonomy, which has over 1,794,544 searchable categories. Our categories are titled to permit a response to our “Full Text Search” program. We expect to develop technology for incorporating maximum “cost per click” and click through rate in the placement of listings in search results, updated throughout the day.

Listing fees will be offered at $125 per page listed compared to more than $500 for the big players like Google and Yahoo. A "Submit" form will be installed on our site. We have not yet begun to offer these services.

Associates and Affiliates programs are those such as EBay and Amazon who pay between 8% and 15% of the sale referred. We will start our campaign for these listings before October 31, 2009, but have not yet done so. As we previously disclosed, "Associates" and "Affiliates" are virtually synonymous. They are commercial understandings between parties where, for example, "Machinery Dealer" shows many of his products for sale on his website. The dealer then arranges to list the website in our database under one or more fee structures. If a user of our directory checks on this site examines and subsequently buys a machine from the dealer's inventory or offerings, this sale would generate a commission in our favor because the buyer located the product via the use of our listed website.

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

Bookings revenues will generate from electronic linking with Hotel chains, Tour operators and other large internet sellers of services such as Cruise lines, Resorts, Golf and other sports and recreation packagers. We have an extensive listing of such sites and will start working with them for agreements before October 31, 2009.

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

We have projected the opening of new offices in Plattsburgh, NY near the end of fiscal 2009. In addition, new hires are contemplated for marketing and administration. We do not anticipate the purchase or sale of major equipment other than office furniture and equipment.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. A detail discussion of our accounting policies is included in our Annual Report on Form 10-KSB as of September 30, 2008.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. We do not have significant short-term investments. Accordingly, we believe that we do not have a material interest rate exposure.

Foreign Currency Risk – Our functional currency is the United States dollar and we do not currently transact business in foreign currencies. Accordingly, we believe that we do not have a material foreign currency exposure.

Commodity Price Risk – Based on the nature of our business, we have no direct exposure to commodity price risk.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

The Company’s principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

1.

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the Company is made known to them by others within the Company, particularly during the period in which the periodic reports are being prepared;

2.

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

3.

evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter (the “Evaluation Date”).

Based on their evaluation, they concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on the specified criteria. They identified control deficiencies regarding: (1) lack of segregation of duties, (2) lack of timely completion of financial control and reporting processes, and (3) need for stronger internal control environment. We believe that these material weaknesses are due to the fact that we only have one employee. During the current fiscal year ending on September 30, 2009, we intend to increase the number of administrative employees, however, the number of such employees will still be limited and may prevent adequate controls in the future, such as segregation of duties, due to cost/benefit of such remediation.

The control deficiencies that were identified could result in a misstatement of account balances that would result in a reasonable possibility that a misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these combined control deficiencies constitute a material weakness.

In light of this material weakness, we performed additional analysis and procedures in order to conclude that our financial statements for the quarter ended December 31, 2008, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with accounting principles generally accepted in the United States. Accordingly we believe that despite our material weaknesses, our financial statements for the quarter ended December 31, 2008, are fairly stated, in all material respects, in accordance with United States generally accepted accounting principles.

Changes in Internal Control over Financial Reporting:

There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

Not applicable

Item 2.

Sales of Unregistered Sales of Equity Securities and Use of Proceeds

DATE	NUMBER OF SHARES	NUMBER OF PURCHASERS/OFFEREES	TOTAL PRICE
OCTOBER 6, 2008	27,211	5	$27,211
NOVEMBER 4, 2008	2,500	1	2,500
TOTAL	29,711	6	$29,711

All proceeds were used for working capital. There were no underwriters and no fees or commissions were paid. Sales were exempt from registration pursuant to the provisions of Regulation S.

Item 3.

Defaults Upon Senior Securities

Not applicable

Item 4.

Submissions of Matters to a Vote of Shareholders

Not applicable

Item 5.

Other Information

The issuer has filed a Registration Statement on Form 10-SB that became effective on November 21, 2005. Amendment No. 11 to the Form 10-SB was filed on October 31, 2008. The SEC advised “no further comment” on December 12, 2008.

Item 6.

Exhibits and Reports on Form 8-K

Part I Exhibits

Number	Title
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of principal Accounting Officer
32	Section 1350 certification

Part II Exhibits

Number	Title
3(i)	Articles of Incorporation*
3(ii)	By-laws*

———————

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

Date:  February 9, 2009

SuperDirectories, Inc.

By:	/s/ LUKE LALONDE
Luke Lalonde, President and Chief
Executive Officer

17