Form 10-Q
period 2009-03-31
SuperDirectories Inc.
filed 2009-05-14
CIK 1338624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

———————

☑  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2009.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of $.01 par value shares outstanding at May 8, 2009: 158,821,157

SuperDirectories, Inc.

Page

PART 1 – FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

1

Balance Sheets

1

Statement of Operations

2

Statements of Equity

3

Statements of Cash Flows

4

Notes to Financial Statements

5

Item 2.        Management's discussion and Analysis or Plan of Operation

11

Item 3         Quantitative and Qualitative Disclosures about Market Risk

14

Item 4         Controls and Procedures

15

PART II – Other Information

Item 1.         Legal Proceedings

16

Item 2.         Sales of Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3.         Defaults Upon Senior Securities

16

Item 4.         Submissions of Matters to a Vote of Shareholders

16

Item 5.         Other Information

16

Item 6.         Exhibits and Reports on Form 8-K

16

Signatures

17

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements (Unaudited)

SuperDirectories, Inc.

(A Development Stage Company)

Balance Sheets

	March 31, 2009	September 30, 2008
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$494,117	$750,242
Due from officer	7,651	––
Prepaid expenses	5,000	5,000

TOTAL CURRENT ASSETS	506,768	755,242

PROPERTY AND EQUIPMENT
Office equipment	79,586	79,586
Less accumulated depreciation	(71,851)	(65,495)

TOTAL PROPERTY AND EQUIPMENT	7,735	14,091

TRADE NAME, NET	1,703	1,812

TOTAL ASSETS	$516,206	$771,145

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,692	$16,275
Accrued expenses	––	39,233

TOTAL CURRENT LIABILITIES	1,692	55,508

TOTAL LIABILITIES	1,692	55,508

STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY

Capital stock, par value $.01 per share, 200,000,000 shares authorized. 158,821,157 and 158,791,446 shares issued and outstanding at March 31, 2009 and September 30, 2008	1,588,212	1,587,914
Additional paid in capital	5,351,702	5,322,289
Accumulated loss during the developmental stage	(6,425,400)	(6,194,566)

TOTAL STOCKHOLDERS' EQUITY	514,514	715,637

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$516,206	$771,145

The accompanying notes are an integral part of these financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Statement of Operations
(UNAUDITED)

			November
			15, 1999
	Six Months Ended		(Inception)
	March 31,		to Mar. 31,
	2008	2009	2009
REVENUES
Operating income	$––	$––	$––
TOTAL OPERATING INCOME	––	––	––

EXPENSES
Consultants	25,247	––	4,002,889
Legal and accounting	58,135	72,127	858,719
Impairment loss	––	––	243,903
Product development costs	96,587	127,053	725,981
Rental expense	18,000	24,000	368,477
Travel expense	10,665	7,311	80,738
Automobile expense	3,955	1,857	46,048
Depreciation	7,825	6,356	71,851
Start-up costs	––	––	17,500
Other taxes	525	355	20,307
Telephone	1,232	1,347	20,459
Office supplies	1,307	486	23,491
Amortization	109	109	1,555
Miscellaneous	––	––	889
Bank fees	38	47	1,022
Penalties	––	––	561
Advertising	––	––	158
Repair and maintenance	––	––	107
Insurance	––	––	3,423
Training	––	––	599
Web consulting	––	––	5,231
TOTAL EXPENSES	223,625	241,048	6,493,908

OTHER INCOME
Other income	––	––	125
Interest income	9,216	10,214	68,383
TOTAL OTHER INCOME	9,216	10,214	68,508

INCOME (LOSS) BEFORE INCOME TAXES	(214,409)	(230,834)	(6,425,400)

(PROVISION) BENEFIT FOR INCOME TAXES	––	––	––

NET LOSS	$(214,409)	$(230,834)	$(6,425,400)
EARNINGS(LOSS) PER COMMON SHARE - BASIC	$(0.0013)	$(0.0015)
EARNINGS(LOSS) PER COMMON SHARE - DILUTED	$(0.0013)	$(0.0015)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	165,558,216	158,813,729
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	165,558,216	158,813,729

The accompanying notes are an integral part of these financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Statements of Equity
(UNAUDITED)

	Shares	Amount	Additional Paid-In Capital	Common Stock Options	Common Stock Subscriptions	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	COMMON STOCK
Balance at November 15, 1999	––	$––	$––	$––	$––	$––	$––
Issuance of common stock	140,500,000	1,405,000	(1,000,000)	––	––	––	405,000
Net loss	––	––	––	––	––	(128,347)	(128,347)
Balance at September 30, 2000	140,500,000	1,405,000	(1,000,000)	––	––	(128,347)	276,653
Issuance of common stock	46,500	465	46,035	––	––	––	46,500
Net loss	––	––	––	––	––	(109,493)	(109,493)
Balance at September 30, 2001	140,546,500	1,405,465	(953,965)	––	––	(237,840)	213,660
Issuance of common stock	3,228,299	32,283	132,932	––	––	––	165,215
Net loss	––	––	––	––	––	(121,664)	(121,664)
Balance at September 30, 2002	143,774,799	1,437,748	(821,033)	––	––	(359,504)	257,211
Issuance of common stock	507,408	5,074	20,296	––	––	––	25,370
Net loss	––	––	––	––	––	(51,503)	(51,503)
Balance at September 30, 2003	144,282,207	1,442,822	(800,737)	––	––	(411,007)	231,078
Issuance of common stock	7,934,119	79,341	271,361	––	––	––	350,702
Net loss	––	––	––	––	––	(109,209)	(109,209)
Balance at September 30, 2004	152,216,326	1,522,163	(529,376)	––	––	(520,216)	472,571
Issuance of common stock	4,656,036	46,561	504,104	––	––	––	550,665
Stock Based Compensation Expensed
(Options valued at $.492 per share)	––	––	––	1,247,220	––	––	1,247,220
(Options valued at $.49 per share)	––	––	––	1,242,150	––	––	1,242,150
Exercise of stock options	2,484,300	24,843	1,217,307	(1,242,150)	––	––	––
Net loss	––	––	––	––	––	(2,783,739)	(2,783,739)
Balance at September 30, 2005	159,356,662	1,593,567	1,192,035	1,247,220	––	(3,303,955)	728,867
Issuance of common stock	595,674	5,956	589,718	––	––	––	595,674
Stock Based Compensation Expensed
(Options valued at $.492 per share)	––	––	––	1,247,220	––	––	1,247,220
Exercise of stock options	4,968,600	49,686	2,444,754	(2,494,440)	––	––	––
Stock Subscriptions Received		––	––	––	4,040	––	4,040
Net loss	––	––	––	––	––	(1,868,183)	(1,868,183)
Balance at September 30, 2006	164,920,936	1,649,209	4,226,507	––	4,040	(5,172,138)	707,618
Issuance of common stock	500,280	5,003	495,277	––	––	––	500,280
Stock Subscriptions				––	(4,040)	––	(4,040)
Net loss	––	––	––	––	––	(512,791)	(512,791)
Balance at September 30, 2007	165,421,216	1,654,212	4,721,784	––	––	(5,684,929)	691,067
Issuance of common stock	717,899	7,179	710,720	––	––	––	717,899
Retirement of common stock	(7,347,669)	(73,477)	(110,215)	––	––	––	(183,692)
Net loss	––	––	––	––	––	(509,637)	(509,637)
Balance at September 30, 2008	158,791,446	1,587,914	5,322,289	––	––	(6,194,566)	715,637
Issuance of common stock	29,711	298	29,413	––	––	––	29,711
Net loss	––	––	––	––	––	(230,834)	(230,834)
Balance at March 31, 2009	158,821,157	$1,588,212	$5,351,702	$––	$––	$(6,425,400)	$514,514

The accompanying notes are an integral part of these financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Cash Flows
(UNAUDITED)

			November 15, 1999
			(Inception)
	Six Months Ended		to
	March 31,		March 31,
	2008	2009	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(214,409)	$(230,834)	$(6,425,400)
Adjustments to reconcile net loss to net cash used by operating activities:
Noncash Stock Compensation Expense	––	––	3,736,570
Depreciation	7,825	6,356	71,851
Amortization	109	109	1,555
Impairment loss	––	––	243,903
(Increase) decrease in assets:
Prepaid expenses	(5,777)	––	(5,000)
Due from officer	––	(7,651)	(7,651)
Increase (decrease) in liabilities:
Accounts payable	(9,006)	(14,583)	1,692
Accrued expenses	(22,500)	(39,233)	––

NET CASH USED BY OPERATING ACTIVITIES	(243,758)	(285,836)	(2,382,480)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	––	––	(323,489)
Trade name	––	––	(3,258)

NET CASH USED IN INVESTING ACTIVITIES	––	––	(326,747)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	548,000	29,711	3,387,036
Retirement of common stock	––	––	(183,692)

NET CASH PROVIDED BY FINANCING ACTIVITIES	548,000	29,711	3,203,344

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	304,242	(256,125)	494,117

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	693,872	750,242	––

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$998,114	$494,117	$494,117

SUPPLEMENTAL DISCLOSURES:

Interest paid	––	––	––

Income taxes paid	––	––	––

Stock options exercised	$––	$––	$3,736,570

The accompanying notes are an integral part of these financial statements.

SuperDirectories, Inc.

A Development Stage Company

Notes to Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited financial statements of SuperDirectories, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the six-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Report on Form 10-KSB for the year ended September 30, 2008.

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

Property and Equipment

Property and equipment are stated at cost when purchased. Depreciation of property and equipment is computed using the straight-line method based on the estimated useful lives of the assets. The useful life of office equipment is from 3 to 5 years. Upon retirement or disposal of an asset, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the determination of net income (loss). Depreciation expense was $6,356 and $7,825 for the six months ended March 31, 2009 and 2008 respectively.

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

Trade name is carried at cost less accumulated amortization. Intangible assets with finite lives are generally amortized on a straight-line basis over the economic lives of the respective assets, generally two to fifteen years. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that Management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. The Company recorded amortization expense of $109 for each of the six-month periods ended March 31, 2009 and 2008, respectively.

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

	2008	2009
Basic weighted average shares outstanding	165,558,216	158,813,729
Stock Option Shares	0	0
Diluted weighted-average shares outstanding	165,558,216	158,813,729

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

SuperDirectories, Inc.

A Development Stage Company

Notes to Financial Statements

The following table summarizes the Company’s activity in its common stock since inception:

Description	# of shares issued	Share price	Cash proceeds
Issuance of common stock at $0.00 per share (1)	100,000,000	0.00	$0
Issuance of common stock at $0.01 per share	40,500,000	0.01	405,000
Balance at September 30, 2000	140,500,000		$405,000
Issuance of common stock at $1.00 per share	46,500	1.00	46,500
Balance at September 30, 2001	140,546,500		$451,500
Issuance of common stock at $0.05 per share	3,224,299	0.05	161,215
Issuance of common stock at $1.00 per share	4,000	1.00	4,000
Balance at September 30, 2002	143,774,799		$616,715
Issuance of common stock at $0.05 per share	507,408	0.05	25,370
Balance at September 30, 2003	144,282,207		$642,085
Issuance of common stock at $0.01 per share	330,000	0.01	3,300
Issuance of common stock at $0.02 per share	3,650,266	0.02	73,005
Issuance of common stock at $0.04 per share	1,197,401	0.04	47,896
Issuance of common stock at $0.05 per share	1,937,806	0.05	96,890
Issuance of common stock at $0.06 per share	272,600	0.06	16,356
Issuance of common stock at $0.10 per share	356,356	0.10	35,636
Issuance of common stock at $0.363 per share	136,690	0.363	49,619
Issuance of common stock at $0.50 per share	50,000	0.50	25,000
Issuance of common stock at $1.00 per share	3,000	1.00	3,000
Balance at September 30, 2004	152,216,326		$992,787
Issuance of common stock at $0.01 per share	516,234	0.01	5,163
Issuance of common stock at $0.05 per share	928,480	0.05	46,424
Issuance of common stock at $0.10 per share	2,222,602	0.10	222,260
Issuance of common stock at $0.15 per share	620,120	0.15	93,018
Issuance of common stock at $0.25 per share	22,000	0.25	5,500
Issuance of common stock at $0.50 per share	336,600	0.50	168,300
Issuance of common stock at $1.00 per share	10,000	1.00	10,000
Issuance of common stock per stock option (2)	2,484,300	N/A	N/A
Balance at September 30, 2005	159,356,662		$1,543,452
Issuance of common stock at $1.00 per share	595,674	1.00	595,674
Issuance of common stock per stock option (2)	4,968,600	N/A	N/A
Balance at September 30, 2006	164,920,936		$2,139,126
Issuance of common stock at $1.00 per share	500,280	1.00	500,280
Balance at September 30, 2007	165,421,216		$2,639,406
Issuance of common stock at $1.00 per share	717,899	1.00	717,899
Retirement of common stock	(7,347,669)	0.025	(183,692)
Balance at September 30, 2008	158,791,446		$3,173,613
Issuance of common stock at $1.00 per share	29,711	1.00	29,711
Balance at March 31, 2009	158,821,157		$3,203,324

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

Note 4 – Stock Options:

In November 2004, the Company granted stock options to Mr. Frank G. Wright, a consultant of the Company. Pursuant to the terms of the agreement the consultant had the right to purchase 7,605,000 shares of stock at an exercise price of $0.01 per share. The options were exercisable as follows: one-third were immediately exercisable; one-third were exercisable upon the Corporation’s filing with the SEC a registration statement on Form-10SB; and the remaining one-third were exercisable upon the effectiveness of the Form-10SB.

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

Note 5 – Related party transactions:

Shareholders received complimentary advertising on the SuperDirectories, Inc. website. There was no recognized income from these activities. SuperDirectories, Inc. receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company of which the majority stockholder is the majority stockholder of SuperDirectories, Inc. Services and rentals from related parties of $24,000 and $18,000 for the six months ended March 31, 2009 and 2008 are included in the Statement of Operations.

During the quarter ended December 31, 2008, SuperDirectories, Inc. advanced $7,651 to its President and majority shareholder. The $7,651 had not been repaid as of March 31, 2009, and is presented as a line item on the Company’s Balance Sheet.

SuperDirectories, Inc.

A Development Stage Company

Notes to Financial Statements

Note 6 – Income taxes:

The net deferred tax benefits in the accompanying balance sheets include the following components:

Deferred tax assets	$2,680,173
Less: valuation allowance	(2,680,173)
Net deferred tax benefits	$––

Deferred taxes relate primarily to unused net operating loss carryforwards of approximately $6 million tax at rates of 34% for Federal taxes and 8% for state taxes. Due to the uncertainty regarding the level of future earnings, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized, principally due to the expiration of net operating loss carryforwards. There was no provision for income tax expense for the six months ended March 31, 2009 and 2008.

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

We have been successful in financing our operational and developmental activities by selling shares of our common stock. While we have no assurance that we will be able to continue that success, our current available cash balance is approximately $465,000 and  we are confident we will be able to raise sufficient capital to continue development until business operations are commenced. This is based upon our past performance and the many requests from investors for new subscriptions. We have no plans for other business activities if we are unable to raise funds. Based upon cash currently available we feel we will need to raise additional capital of approximately $371,700 in order to continue for at least the twelve month period presented in the schedule of expected expenditures. Our activities to date have been limited to building our database and those activities will continue throughout our Plan of Operation and as long as we continue our operations. The information available through our directory comes from ever changing and growing sources. Therefore, our task of adding to our data base will never end.

We believe within one year, we will have a sufficient database to make our website marketable. We currently have 28 directory editors, who work on a contract basis only, research subjects for our directory, create new categories and add websites to our directory. Our average cost per directory consultant is approximately $1,000 per month. We are currently conducting a training program for our editors to help us to reach the desired efficiency of each editor being able to add approximately 500 new links per day into our database.

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

According to our Plan of Operation, the three months following April 2010 will be a continuation of our developmental and marketing activities with the established workforce of administrative personnel and directory consultants that have been assembled. Once our marketing team has been assembled by April 2010 we plan to undertake a national advertising program that will potentially require several millions of dollars. Much of the effort of our marketing team will be directed to developing this national marketing effort and formulating a plan and cost projection to carry it out. The national marketing effort will not commence until after April 2010. Therefore, the costs of this national marketing plan are not included in our Plan of Operation for the next twelve months as we have not yet developed the exact time frames, costs, fees and other details. The feasibility of this national marketing plan will be dependent on our ability to raise additional capital and we have no assurance that this can be accomplished. However, it is not vital to our operations and we will implement it only when we do have sufficient funds. We have no plan for any other business.

Following is a summary of our expected expenditures for the next twelve months ending April 30, 2010:

	May	August	November	February	12 Mths
	Through	Through	Through	Through	Ending
	July	October	January	April	Apr 2010
Directory Consultants	$84,000	$84,000	$84,000	$84,000	$336,000
Professional services	6,000	6,000	6,000	6,000	24,000
Adm. personnel		15,000	45,000	45,000	105,000
Marketing personnel		5,500	49,500	82,500	137,500
Product development	15,000	15,000	15,000	15,000	60,000
Rental expense	12,000	19,000	33,000	33,000	97,000
Travel expense	4,000	4,000	4,000	4,000	16,000
Automobile expense	2,000	2,000	2,000	2,000	8,000
Telephone expense	1,000	1,200	1,200	1,200	4,600
Office supplies	600	900	900	900	3,300
Bank fees	75	75	75	75	300
Office furniture		15,000	20,000		35,000
Install new server		10,000			10,000
	$124,675	$177,675	$260,675	$273,675	$836,700

Funding for the above plan of operations will continue to be available from cash currently on hand of approximately $465,000 and additional sales of unregistered securities of $371,700. If we are able to successfully develop and market our directory, we hope to generate revenue from several different sources. We can not be certain that the planned revenue sources will be marketable and therefore generate cash flow until we are actually in operation.

We have described above our plan for the deployment of our existing capital. During the past, our CEO has received and continues to receive numerous telephone and email inquiries from our shareholders and investors referred by our shareholders, seeking to acquire common stock in private transactions. We believe that we can satisfy our capital requirements for the next twelve months, as presented in the above schedule, with our currently available cash of approximately $465,000 and proceeds from additional sales of $371,700 of securities.

Pay Per Click A major portion of revenue is expected to come from Pay Per Click fees which we will commence before December 31, 2009. We are presently generating 15,000 clicks per month and we have no agreements in place at this time to convert clicks to dollars. Our rate structure will be a flat $0.25 per click compared to an average of $0.92 for Google and Yahoo, the most measurable in our industry who generate more than 2,000,000 clicks per day. We expect to increase our monthly click rate as rapidly as our financing will permit us to conduct our marketing activities.

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

Paid inclusion on listing will provide relevant search traffic with the submission of only a URL, title and description. Each click to a paid inclusion listing will be billed on a simple pre-set “cost per click”. Paid inclusion listing will be boosted into the sponsored search section of the search results page when space is available. In addition, we will pursue alternative revenue generating opportunities such as providing research and booking search tools for certain on line service providers such as hotels, airlines, car rental and vacation packages as well as comparison shopping tools for users to find, research, compare and purchase products on line. We publish our data in a proprietary set of categories in specific taxonomy, which has over 2,008,124 searchable categories and 1,596,011 links. Our categories are titled to permit a response to our “Full Text Search” program. We expect to develop technology for incorporating maximum “cost per click” and click through rate in the placement of listings in search results, updated throughout the day.

Listing fees will be offered at $125 per page listed compared to more than $500 for the big players like Google and Yahoo. A "Submit" form will be installed on our site. We have not yet begun to offer these services.

Associates and Affiliates programs are those such as EBay and Amazon who pay between 8% and 15% of the sale referred. We plan to start our campaign for these listings before October 31, 2009, but have not yet done so. As we previously disclosed, "Associates" and "Affiliates" are virtually synonymous. They are commercial understandings between parties where, for example, "Machinery Dealer" shows many of his products for sale on his website. The dealer then arranges to list the website in our database under one or more fee structures. If a user of our directory checks on this site, examines and subsequently buys a machine from the dealer's inventory or offerings, this sale would generate a commission in our favor because the buyer located the product via the use of our listed website.

Referrals. Referrals are bookings which will generate revenues for hotel and other facility operators, resulting in an automatic credit or payment via the creation of an online sale, usually around 2%. Revenues will be generated from electronic linking with hotel chains, tour operators and other large internet sellers of services such as cruise lines, resorts and golf and other sports and recreation packages. We have an extensive listing of such sites and will start working with them for agreements as soon as possible. None have been entered into as of the date hereof. Nor have we included referral business in our 12 month plan of operation. While we plan eventually to engage in such business, we have not yet determined the time frame, fees, costs and other details. Reference to this phase of our business has been deleted from our website until we start operation.

Bookings revenues will generate from electronic linking with Hotel chains, Tour operators and other large internet sellers of services such as Cruise lines, Resorts, Golf and other sports and recreation packagers. We have an extensive listing of such sites and plan to start working with them for agreements before October 31, 2009.

A national advertising program is planned to be undertaken following the next 12 months presented in the schedule of expected expenditures above. Final costs and budgets have not been negotiated or agreed upon; however, management estimates that advertising might cost several millions in the first year and will be a dominant future cost. Taken in addition to those costs described above and below for development, personnel, office and associated equipment costs, we will require additional capital before we can undertake a national advertising program. We continue to research non-equity alternatives but our most promising avenue seems always to be equity. We will implement this national advertising program only when we have sufficient funds since our continuing operations are not dependent on such program.

We have projected the opening of new offices in Plattsburgh, NY near the end of 2009. In addition, new hires are contemplated for marketing and administration. We do not anticipate the purchase or sale of major equipment other than office furniture and equipment.

Independent directory consultants are trained to research subjects for our directory. We have had good success with these and presently use twenty-eight on a contractor basis only. These people create new categories and add websites to our directory.

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

Item 4

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

Based on their evaluation, they concluded that we did not maintain effective internal control over financial reporting as of March 31, 2009, based on the specified criteria. They identified control deficiencies regarding: (1) lack of segregation of duties, (2) lack of timely completion of financial control and reporting processes, and (3) need for stronger internal control environment. We believe that these material weaknesses are due to the fact that we only have one employee. During the current fiscal year ending on September 30, 2009, we intend to increase the number of administrative employees, however, the number of such employees will still be limited and may prevent adequate controls in the future, such as segregation of duties, due to cost/benefit of such remediation.

The control deficiencies that were identified could result in a misstatement of account balances that would result in a reasonable possibility that a misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these combined control deficiencies constitute a material weakness.

In light of this material weakness, we performed additional analysis and procedures in order to conclude that our financial statements for the quarter ended March 31, 2009, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with accounting principles generally accepted in the United States. Accordingly we believe that despite our material weaknesses, our financial statements for the quarter ended March 31, 2009, are fairly stated, in all material respects, in accordance with United States generally accepted accounting principles.

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

There were no sales during the period covered by this report.

Item 3.

Defaults Upon Senior Securities – Not applicable

Item 4.

Submissions of Matters to a Vote of Shareholders – Not applicable

Item 5.

Other Information

None

Item 6.

Exhibits and Reports on Form 8-K

Part I Exhibits

Number	Title
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of principal Accounting Officer
32	Section 1350 certification

Part II Exhibits

Number

3	(i)	Articles of Incorporation *
3	(ii)	By-laws *

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

SuperDirectories, Inc.

Date:	May 8, 2009	By:	/s/ LUKE LALONDE
Luke Lalonde, President and Chief
Executive Officer

17