Form 10-Q
period 2009-06-30
SuperDirectories Inc.
filed 2009-08-12
CIK 1338624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2009
or

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☑  Yes ¨   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐  Large accelerated filer     ☐  Accelerated filer     ☐  Non-accelerated filer     ☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes      ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of $.01 par value shares outstanding at August 11, 2009: 158,821,157

SUPERDIRECTORIES, INC.

TABLE OF CONTENTS

PAGE
PART 1 – FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

1

Balance Sheets

1

Statement of Operations

2

Statements of Stockholders’ Equity

3

Statements of Cash Flows

4

Notes to Financial Statements

5

Item 2.      Management's Discussion and Analysis or Plan of Operation

11

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

15

Item 4.      Controls and Procedures

15

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

16

Item 2.      Sales of Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3.      Defaults Upon Senior Securities

16

Item 4.      Submissions of Matters to a Vote of Shareholders

16

Item 5.      Other Information

16

Item 6.      Exhibits and Reports on Form 8-K

16

Signatures

17

i

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements (Unaudited)

SUPERDIRECTORIES, INC.

(A DEVELOPMENT STAGE COMPANY

BALANCE SHEETS

	June 30, 2009	September 30, 2008
	(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$415,223	$750,242
Prepaid expenses	5,011	5,000

TOTAL CURRENT ASSETS	420,234	755,242

PROPERTY AND EQUIPMENT
Office equipment	124,222	79,586
Less accumulated depreciation	(78,619)	(65,495)

TOTAL PROPERTY AND EQUIPMENT	45,603	14,091

TRADE NAME, NET	1,649	1,812

TOTAL ASSETS	$467,486	$771,145

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$—	$16,275
Advance from shareholder	69,708	—
Accrued expenses	—	39,233

TOTAL CURRENT LIABILITIES	69,708	55,508

TOTAL LIABILITIES	69,708	55,508

STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Capital stock, par value $.01 per share, 200,000,000 shares authorized. 158,821,157 and 158,791,446 shares issued and outstanding at June 30, 2009 and September 30, 2008	1,588,212	1,587,914
Additional paid in capital	5,351,702	5,322,289
Accumulated loss during the developmental stage	(6,542,136)	(6,194,566)

TOTAL STOCKHOLDERS' EQUITY	397,778	715,637

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$467,486	$771,145

The accompanying notes are an integral part of these financial statements.

SUPERDIRECTORIES, INC.

(A DEVELOPMENT STAGE COMPANY

STATEMENT OF OPERATIONS

(UNAUDITED)

	Nine Months Ended June 30,		November 15, 1999 (Inception) to June 30,
	2008	2009	2009
REVENUES
Operating income	$—	$—	$—

TOTAL OPERATING INCOME	—	—	—

EXPENSES
Consultants	25,247	—	4,002,889
Legal and accounting	89,589	100,757	887,349
Impairment loss	—	—	243,903
Product development costs	175,745	194,638	793,566
Rental expense	27,000	36,000	380,477
Travel expense	12,428	8,212	81,639
Automobile expense	8,744	2,916	47,107
Depreciation	11,732	13,124	78,619
Start-up costs	—	—	17,500
Other taxes	1,592	855	20,807
Telephone	1,907	2,015	21,127
Office supplies	1,438	2,054	25,059
Amortization	163	163	1,609
Miscellaneous	12	—	888
Bank fees	82	87	1,062
Penalties	—	—	561
Advertising	—	—	158
Repair and maintenance	—	—	107
Insurance	—	—	3,423
Training	—	—	599
Web consulting	—	—	5,231

TOTAL EXPENSES	355,679	360,821	6,613,680

OTHER INCOME
Other income	—	—	125
Interest income	15,188	13,251	71,419
TOTAL OTHER INCOME	15,188	13,251	71,544

INCOME (LOSS) BEFORE INCOME TAXES	(340,491)	(347,570)	(6,542,136)

(PROVISION) BENEFIT FOR INCOME TAXES	—	—	—

NET LOSS	$(340,491)	$(347,570)	$(6,542,136)

EARNINGS(LOSS) PER COMMON SHARE - BASIC	$(0.0021)	$(0.0022)

EARNINGS(LOSS) PER COMMON SHARE - DILUTED	$(0.0021)	$(0.0022)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	163,755,833	158,817,443

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	163,755,833	158,817,443

The accompanying notes are an integral part of these financial statements.

SUPERDIRECTORIES, INC.

(A DEVELOPMENT STAGE COMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional Paid-In Capital	Common Stock Options	Common Stock Subscriptions	Deficit Accumulated During the Development Stage	Total Stockholders' Equity

	Common Stock
	Shares	Amount
Balance at November 15, 1999		—	$—	$—	$—	$—	$—

Issuance of common stock		1,405,000	(1,000,000)	—	—	—	405,000

Net loss	—	—	—	—	—	(128,347)	(128,347)

Balance at September 30, 2000	140,500,000	1,405,000	(1,000,000)	—	—	(128,347)	276,653

Issuance of common stock	46,500	465	46,035	—	—	—	46,500

Net loss	—	—	—	—	—	(109,493)	(109,493)

Balance at September 30, 2001	140,546,500	1,405,465	(953,965)	—	—	(237,840)	213,660

Issuance of common stock	3,228,299	32,283	132,932	—	—	—	165,215

Net loss	—	—	—	—	—	(121,664)	(121,664)

Balance at September 30, 2002	143,774,799	1,437,748	(821,033)	—	—	(359,504)	257,211

Issuance of common stock	507,408	5,074	20,296	—	—	—	25,370

Net loss	—	—	—	—	—	(51,503)	(51,503)

Balance at September 30, 2003	144,282,207	1,442,822	(800,737)	—	—	(411,007)	231,078

Issuance of common stock	7,934,119	79,341	271,361	—	—	—	350,702

Net loss	—	—	—	—	—	(109,209)	(109,209)

Balance at September 30, 2004	152,216,326	1,522,163	(529,376)	—	—	(520,216)	472,571

Issuance of common stock	4,656,036	46,561	504,104	—	—	—	550,665

Stock Based Compensation Expensed
(Options valued at $.492 per share)	—	—	—	1,247,220	—	—	1,247,220
(Options valued at $.49 per share)	—	—	—	1,242,150	—	—	1,242,150

Exercise of stock options	2,484,300	24,843	1,217,307	(1,242,150)	—	—	—

Net loss	—	—	—	—	—	(2,783,739)	(2,783,739)

Balance at September 30, 2005	159,356,662	1,593,567	1,192,035	1,247,220	—	(3,303,955)	728,867

Issuance of common stock	595,674	5,956	589,718	—	—	—	595,674

Stock Based Compensation Expensed
(Options valued at $.492 per share)	—	—	—	1,247,220	—	—	1,247,220

Exercise of stock options	4,968,600	49,686	2,444,754	(2,494,440)	—	—	—

Stock Subscriptions Received		—	—	—	4,040	—	4,040

Net loss	—	—	—	—	—	(1,868,183)	(1,868,183)

Balance at September 30, 2006	164,920,936	1,649,209	4,226,507	—	4,040	(5,172,138)	707,618

Issuance of common stock	500,280	5,003	495,277	—	—	—	500,280

Stock Subscriptions				—	(4,040)	—	(4,040)

Net loss	—	—	—	—	—	(512,791)	(512,791)

Balance at September 30, 2007	165,421,216	1,654,212	4,721,784	—	—	(5,684,929)	691,067

Issuance of common stock	717,899	7,179	710,720	—	—	—	717,899

Retirement of common stock	(7,347,669)	(73,477)	(110,215)	—	—	—	(183,692)

Net loss	—	—	—	—	—	(509,637)	(509,637)

Balance at September 30, 2008	158,791,446	1,587,914	5,322,289	—	—	(6,194,566)	715,637

Issuance of common stock	29,711	298	29,413	—	—	—	29,711

Net loss	—	—	—	—	—	(347,570)	(347,570)

Balance at June 30, 2009	158,821,157	$1,588,212	$5,351,702	$—	$—	$(6,542,136)	$397,778

The accompanying notes are an integral part of these financial statements.

SUPERDIRECTORIES, INC.

(A DEVELOPMENT STAGE COMPANY

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,		November 15, 1999 (Inception) to June 30,
	2008	2009	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(340,491)	$(347,570)	$(6,542,136)
Adjustments to reconcile net loss to net cash used by operating activities:
Noncash Stock Compensation Expense	—	—	3,736,590
Depreciation	11,732	13,124	78,619
Amortization	163	163	1,609
Impairment loss	—	—	243,903
(Increase) decrease in assets:
Prepaid expenses	(11,087)	(11)	(5,011)
Increase (decrease) in liabilities:
Accounts payable	(9,006)	(16,275)	—
Accrued expenses	(22,500)	(39,233)	—

NET CASH USED BY OPERATING ACTIVITIES	(371,189)	(389,802)	(2,486,426)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	(44,636)	(368,125)
Trade name	—	—	(3,258)

NET CASH USED IN INVESTING ACTIVITIES	—	(44,636)	(371,383)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	686,137	29,711	3,387,016
Advance from shareholder	—	69,708	69,708
Repurchase and retirement of common stock	(183,692)	—	(183,692)

NET CASH PROVIDED BY FINANCING ACTIVITIES	502,445	99,419	3,273,032

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	131,256	(335,019)	415,223

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	693,872	750,242	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$825,128	$415,223	$415,223

SUPPLEMENTAL DISCLOSURES:

Interest paid	—	—	—

Income taxes paid	—	—	—

Stock options exercised	$—	$—	$3,736,570

The accompanying notes are an integral part of these financial statements.

SUPERDIRECTORIES, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited financial statements of SuperDirectories, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the nine-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Report on Form 10-KSB for the year ended September 30, 2008.

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

Property and Equipment

Property and equipment are stated at cost when purchased. Depreciation of property and equipment is computed using the straight-line method based on the estimated useful lives of the assets. The useful life of office equipment is from 3 to 5 years. Upon retirement or disposal of an asset, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the determination of net income (loss). Depreciation expense was $13,124 and $11,732 for the nine months ended June 30, 2009 and 2008 respectively.

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

SUPERDIRECTORIES, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Trade name is carried at cost less accumulated amortization. Intangible assets with finite lives are generally amortized on a straight-line basis over the economic lives of the respective assets, generally two to fifteen years. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that Management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. The Company recorded amortization expense of $163 for each of the nine-month periods ended June 30, 2009 and 2008, respectively.

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

SUPERDIRECTORIES, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

	2008	2009
Basic weighted average shares outstanding	163,755,833	158,817,443
Stock Option Shares	0	0
Diluted weighted-average shares outstanding	163,755,833	158,817,443

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

SUPERDIRECTORIES, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the Company’s activity in its common stock since inception:

Description	# of shares issued	Share price	Cash proceeds
Issuance of common stock at $0.01 per share (1)	100,000,000	0.00	$0
Issuance of common stock at $0.01 per share	40,500,000	0.01	405,000
Balance at September 30, 2000	140,500,000		$405,000
Issuance of common stock at $1.00 per share	46,500	1.00	46,500
Balance at September 30, 2001	140,546,500		$451,500
Issuance of common stock at $0.05 per share	3,224,299	0.05	161,215
Issuance of common stock at $1.00 per share	4,000	1.00	4,000
Balance at September 30, 2002	143,774,799		$616,715
Issuance of common stock at $0.05 per share	507,408	0.05	25,370
Balance at September 30, 2003	144,282,207		$642,085
Issuance of common stock at $0.01 per share	330,000	0.01	3,300
Issuance of common stock at $0.02 per share	3,650,266	0.02	73,005
Issuance of common stock at $0.04 per share	1,197,401	0.04	47,896
Issuance of common stock at $0.05 per share	1,937,806	0.05	96,890
Issuance of common stock at $0.06 per share	272,600	0.06	16,356
Issuance of common stock at $0.10 per share	356,356	0.10	35,636
Issuance of common stock at $0.363 per share	136,690	0.363	49,619
Issuance of common stock at $0.50 per share	50,000	0.50	25,000
Issuance of common stock at $1.00 per share	3,000	1.00	3,000
Balance at September 30, 2004	152,216,326		$992,787
Issuance of common stock at $0.01 per share	516,234	0.01	5,163
Issuance of common stock at $0.05 per share	928,480	0.05	46,424
Issuance of common stock at $0.10 per share	2,222,602	0.10	222,260
Issuance of common stock at $0.15 per share	620,120	0.15	93,018
Issuance of common stock at $0.25 per share	22,000	0.25	5,500
Issuance of common stock at $0.50 per share	336,600	0.50	168,300
Issuance of common stock at $1.00 per share	10,000	1.00	10,000
Issuance of common stock per stock option (2)	2,484,300	N/A	N/A
Balance at September 30, 2005	159,356,662		$1,543,452
Issuance of common stock at $1.00 per share	595,674	1.00	595,674
Issuance of common stock per stock option (2)	4,968,600	N/A	N/A
Balance at September 30, 2006	164,920,936		$2,139,126
Issuance of common stock at $1.00 per share	500,280	1.00	500,280
Balance at September 30, 2007	165,421,216		$2,639,406
Issuance of common stock at $1.00 per share	717,899	1.00	717,899
Retirement of common stock	(7,347,669)	0.025	(183,692)
Balance at September 30, 2008	158,791,446		$3,173,613
Issuance of common stock at $1.00 per share	29,711	1.00	29,711
Balance at June 30, 2009	158,821,157		$3,203,324

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

SUPERDIRECTORIES, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Note 5 – Related party transactions:

Shareholders received complimentary advertising on the SuperDirectories, Inc. website. There was no recognized income from these activities. SuperDirectories, Inc. receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company of which the majority stockholder is the majority stockholder of SuperDirectories, Inc. Services and rentals from related parties of $36,000 and $27,000 for the nine months ended June 30, 2009 and 2008 are included in the Statement of Operations.

During the quarter ended June 30, 2009 the President and majority shareholder repaid $7,651 of advances that the Company had made to him during the quarter ended December 31, 2008. In addition, during the quarter ended June 30, 2009, he advanced $69,708 to the Company to fund its current operations. This advance to the Company is noninterest bearing and is payable upon demand.

SUPERDIRECTORIES, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 6 – Income taxes:

The net deferred tax benefits in the accompanying balance sheets include the following components:

Deferred tax assets	$2,719,823
Less: valuation allowance	(2,719,823)
Net deferred tax benefits	$—

Deferred taxes relate primarily to unused net operating loss carryforwards of approximately $6 million tax at rates of 34% for Federal taxes and 8% for state taxes. Due to the uncertainty regarding the level of future earnings, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized, principally due to the expiration of net operating loss carryforwards. There was no provision for income tax expense for the nine months ended June 30, 2009 and 2008.

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

We have been successful in financing our operational and developmental activities by selling shares of our common stock. While we have no assurance that we will be able to continue that success, our current available cash balance is approximately $387,000 and  we are confident we will be able to raise sufficient capital to continue development until business operations are commenced. This is based upon our past performance and the many requests from investors for new subscriptions. We have no plans for other business activities if we are unable to raise funds. Based upon cash currently available we feel we will need to raise additional capital of approximately $493,500 in order to continue for at least the twelve month period presented in the schedule of expected expenditures. Our activities to date have been limited to building our database and those activities will continue throughout our Plan of Operation and as long as we continue our operations. The information available through our directory comes from ever changing and growing sources. Therefore, our task of adding to our data base will never end.

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

According to our Plan of Operation, our marketing team will be fully assembled by February 2010. At that point, much of the effort of our marketing team will be directed to developing a national marketing effort and formulating a plan and cost projection to carry it out. The national marketing effort will not commence until after July 2010. Therefore, the costs of this national marketing plan are not included in our Plan of Operation for the next twelve months as we have not yet developed the exact time frames, costs, fees and other details. The feasibility of this national marketing plan will be dependent on our ability to raise additional capital and we have no assurance that this can be accomplished. However, it is not vital to our operations and we will implement it only when we do have sufficient funds. We have no plan for any other business.

Following is a summary of our expected expenditures for the next twelve months ending July 31, 2010:

	August Through October	November Through January	February Through April	May Through July	12 Mths Ending July 2010

Directory Consultants	$84,000	$84,000	$84,000	$84,000	$336,000
Professional services	6,000	6,000	6,000	6,000	24,000
Adm. personnel	15,000	45,000	45,000	45,000	150,000
Marketing personnel	5,500	49,500	82,500	82,500	220,000
Product development	15,000	15,000	15,000	15,000	60,000
Rental expense	12,000	12,000	12,000	12,000	48,000
Travel expense	4,000	4,000	4,000	4,000	16,000
Automobile expense	2,000	2,000	2,000	2,000	8,000
Telephone expense	1,000	1,200	1,200	1,200	4,600
Office supplies	900	900	900	900	3,600
Bank fees	75	75	75	75	300
Install new server	10,000				10,000
	$155,475	$219,675	$252,675	$252,675	$880,500

Funding for the above plan of operation will continue to be available from cash currently on hand of approximately $387,000 and sales of securities of $493,500. If we are able to successfully develop and market our directory, we hope to generate revenue from several different sources. We can not be certain that the planned revenue sources will be marketable and therefore generate cash flow until we are actually in operation.

We have described above our plan for the deployment of our existing capital. During the past, our CEO has received and continues to receive numerous telephone and email inquiries from our shareholders and investors referred by our shareholders, seeking to acquire common stock in private transactions. We believe that we can satisfy our capital requirements for the next twelve months, as presented in the above schedule, with our currently available cash of approximately $387,000 and proceeds from additional sales of securities.

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

Paid inclusion on listing will provide relevant search traffic with the submission of only a URL, title and description. Each click to a paid inclusion listing will be billed on a simple pre-set “cost per click”. Paid inclusion listing will be boosted into the sponsored search section of the search results page when space is available. In addition, we will pursue alternative revenue generating opportunities such as providing research and booking search tools for certain on line service providers such as hotels, airlines, car rental and vacation packages as well as comparison shopping tools for users to find, research, compare and purchase products on line. We publish our data in a proprietary set of categories in specific taxonomy, which has over 1,995,067 searchable categories and 1,598,129 links. Our categories are titled to permit a response to our “Full Text Search” program. We expect to develop technology for incorporating maximum “cost per click” and click through rate in the placement of listings in search results, updated throughout the day.

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

Based on their evaluation, they concluded that we did not maintain effective internal control over financial reporting as of June 30, 2009, based on the specified criteria. They identified control deficiencies regarding: (1) lack of segregation of duties, (2) lack of timely completion of financial control and reporting processes, and (3) need for stronger internal control environment. We believe that these material weaknesses are due to the fact that we only have one employee. During the fiscal year beginning October 1, 2009, we intend to increase the number of administrative employees, however, the number of such employees will still be limited and may prevent adequate controls in the future, such as segregation of duties, due to cost/benefit of such remediation.

The control deficiencies that were identified could result in a misstatement of account balances that would result in a reasonable possibility that a misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these combined control deficiencies constitute a material weakness.

In light of this material weakness, we performed additional analysis and procedures in order to conclude that our financial statements for the quarter ended June 30, 2009, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with accounting principles generally accepted in the United States. Accordingly we believe that despite our material weaknesses, our financial statements for the quarter ended June 30, 2009, are fairly stated, in all material respects, in accordance with United States generally accepted accounting principles.

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

Defaults Upon Senior Securities

Not applicable

Item 4.

Submissions of Matters to a Vote of Shareholders

Not applicable

Item 5.

Other Information

None

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

Exhibit Number	Title

3 (i)	Articles of Incorporation*

3 (ii)	By-laws*

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of principal Accounting Officer

32	Section 1350 certification

———————

*

Exhibits 3.1(a) and 3.1(b), respectively, to registrant's registration statement on Form 10-SB filed on September 20, 2005, Commission File No. 0-51533 and incorporated by reference herein.

(b)

Reports of Form 8-K

There were no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERDIRECTORIES, INC.

Date: August 11, 2009	By:	/s/ LUKE LALONDE
Luke Lalonde, President and Chief
Executive Officer

17