Form 10-K
period 2009-09-30
SuperDirectories Inc.
filed 2009-12-28
CIK 1338624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended 09/30/09 Commission File Number 0-51533

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
Common Stock, $.01 par value

Indicate by a check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No X

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No X

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by a check mark whether the registrant has submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __ No __

Indicate by a check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   Large accelerated filer __ Accelerated filer __ Non-accelerated filer __ Smaller reporting company X

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No X

State the issuer’s revenues for its most recent fiscal year    $0

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 15, 2009: Common Stock, $.01 par value -- $________*

*The market value cannot be determined because there is no established trading market for the stock.

As of December 23, 2009, there were 158,821,157 shares of common stock, par value $.01 per share, issued and outstanding.

Exhibit index is located on page 32.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Form 10-K”, that are not historical facts are identified as “forward-looking statements.”  Forward-looking statements include projections, assumptions or information concerning possible or assumed future actions, events or results of operations of our company.  These statements involve estimates and assumptions based on the judgment of our management.  A number of risks and uncertainties may cause actual results to differ materially from those suggested by the forward-looking statements.  Discussions containing forward-looking statements may be found in the material set forth under “Description of Business, Part I, Item 1 on Page 1,” “Risk Factors, Part I, Item 1A on Page 6,” “Management’s Discussion and Analysis of Financial Conditions and Results of Operations, Part II, Item 7 on page 11” and in other sections of this annual report.

We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will” and similar expressions or negatives thereof to identify certain, but not necessarily all, forward-looking statements.  All forward-looking statements in this annual report are made as of the date hereof, based on information available to us as of the date hereof, and we do not undertake any obligation to update publicly any forward-looking statements to reflect subsequent events or circumstances.  Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of SuperDirectories, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  References in this Form 10-K, unless another date is stated, are to September 30, 2009

INTRODUCTORY NOTE

As used in this Annual Report, the terms “we,” “us,” “our”, “SD” and “SuperDirectories” means SuperDirectories, Inc., (unless the context indicates a different meaning).

PART I

Item 1 - Business

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

From inception to September 30, 2009 we have raised $3,387,016 from private sales of 58,715,926 shares of restricted common stock issued at various prices per share. All such sales have been exempt from registration under various exemptions including, Section 4(2), Regulation D, and Regulation S.

Our Business

SuperDirectories is not a "search engine".  Our principal product is a searchable directory of selected topics presented on the internet, at www.superdirectories.com. It is not possible to search the internet from within the SuperDirectories searchable directory - database. The search capability offered to SuperDirectories' users is limited to searching our own database. The principal advantage available to SuperDirectories' users is elimination of large amounts of extraneous material in every response. Our database produces results which are comprised of specific materials presented alphabetically and geographically compared to voluminous and often random results from keyword-driven internet search engine experience. As an additional user convenience, SuperDirectories' website provides links to major search engines to assist users to make searches via other firms' search engines. These links, permitting internet search, are not a significant element in the SD presentation. We use a program called "Open Tracker", an internet website traffic analyzer. It provides statistics about visitors including the most popular pages. We do not own it. It is available for a fee based upon the amount of statistics required and the traffic volume. Our fee is approximately $50.00 per month.

Contents of our directory/database represent the company's selection of material suitable for inclusion in its directory from the much larger selection of material to be found on the internet. We use the terms “human edited” and “full text” searchable to describe our directory/database and its self-search features. Human editing, the selection of content, is done by independent contractors (“editors”) engaged by us for that purpose. Each of our editors has been trained to create new categories, revise existing categories in our directory, and add new websites to the categories. The "Human Editing Process" bears an average cost of $0.92 per category including a minimum of one website link. This is determined by dividing the total monthly cost of the editors’ compensation by the number of categories and links in our database. Checking for bad links is automated and carries no specific costs. The potential limitations on the information available are directly proportioned to the number of editors collecting such information. An editor now bookmarks an average of 320 links per day into our database. It is our goal to grow this to average to more than 500 per day with additional training and thereby reduce our overall unit costs.  We now have 26 editors, 22 working on adding new information and 4 on revising and updating information. We have 2,168,302 categories and 1,804,737 links in our database.

Human editing is the process of selection for and entry into our database of selected URL’s representing desired content. The selection process has enabled and will enable us to accumulate an orderly database, linking subject to location. The database is constructed and programmed to allow “full text” rather than “keyword” search of its directory. Full text search limits the search response to only those which match the inquiring text and its sense completely. As an example only, a search for “Fishing Charters in Massachusetts” (if it were offered) would yield only sites which represent fishing charters available in Massachusetts, not a general Fishing Charters listing and no other information about Massachusetts. The editors are given assignments in specific topic areas. They search for and select sites to be included based upon their specific assignments within the framework of their training and experience. The final word on selection rests with our President.  We have established a priority list for the subjects to research based upon their internet search popularity. We have a system called “Replication” that is a part of our Microsoft SQL program. It copies over every two hours from our database machines to all our internet server machines the newly created categories and links. Because it is an integral part of SQL, there is no incremental cost. We also have a program that checks for “dead links” every day.

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

SuperDirectories’ editors add content to the SuperDirectories website in a manner which accommodates content and context search queries rather than simply keyword searches. “Full Text” searching is the capability of SuperDirectories’ system which provides a narrower search, more directly matched to the context and content of the database’s human edited offerings. “Full Text” search limits the search response to only those items that match the inquiring text and its sense completely. Our goal is to offer a more limited and precise source of directory service. Our directory is organized to provide relevance for both category-based and keyword searches. Searches may also be conducted by location or subject by making use of “options on queries” type tools. These are represented by common database software functions. When searching a database, one might add refinement to a search by selecting from among a list of options to be added to or omitted from a search “query”. Our navigation interface allows a user to follow a search path into categories and sub-categories visually on the screen. The database shows all regions, countries, states, counties and major cities of the world with best links to them, and a multitude of subjects in organized and classified listings. Our directory includes a collection of 2,168,302 active searchable categories, and links to more than 1,804,737 selected websites. As we add searchable categories and links to relevant websites increasing those totals approximately every two hours, we expect to grow in marketability. We have a program that checks the connectivity of all the URLs in our database every six hours. Any URLs that do not open within 10 seconds are listed and rechecked daily for 30 days and then automatically deleted if not active. Our editors routinely revise the directory content. Our database is now growing at a rate of 2,100 categories per day, which is not inconsistent with the frequency of additions.

To the extent service businesses are dominant in our database, that focus is not a planned limitation. It is our intention to eventually add manufacturing, research, biotechnology and other sciences, for example, as our capital allows.

SuperDirectories' human edited content and full text search capability is maintained on servers in Watertown, NY, Gatineau, QC and Montreal, QC (with additional servers to be acquired as needed) and accessed via www.superdirectories.com. Our routers are selected and configured to lead each user to the fastest available internet connection. A fourth server, located in Watertown, NY is internally known as “our database machine”. It is not available to internet users, but is remotely accessible to our consultants by their individual security passwords. The database machine does replicate every two hours to the 3 other machines all the new categories and websites that were added to the database machine since their last replication. The two hours setting is an option and could be changed for any other time setting.  A fifth server, located in Gatineau, QC is used as a test machine by our tech consultants for testing new programs and applications.

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

We have been working for nine years to develop our searchable database and expect to commence commercial marketing in less than one additional year. Our management has consciously chosen to develop at a pace that we can support financially. There have been no other business activities. Our principal has selected a pace which is based upon his opinion of our ability to finance the development and growth safely. We recognize results are fully dependent upon and could be limited by our financial position and ability to raise funds as we progress to operational status. Nevertheless, we feel comfortable in assuming that cost of construction and maintenance will be met, based upon our currently available cash and demonstrated success to date in raising capital (see Description of Business, General, Page 1 and Risk Factors-Vulnerability to Developments in Technology, page 9). It is our belief our directory will never become essentially complete in as much as topics of current interest and the technologies of listing and searching those topics is under perpetual change and will require continual revision and improvement. Our President intends to place the database into competition when he believes it is large enough to attract users and generate revenues, presently estimated to be within four months based upon our present rate of growth in listings.

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

Marketing Activities

Marketing activities have not yet commenced. We expect to commence our marketing during the fiscal year  ending September 30, 2010. When we start, our marketing strategy will be primarily targeted at the following groups:

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

Customers

We are a development stage company and currently have no customers. When we commence marketing, we may be dependent on one or a few customers and there is no guarantee we will be able to obtain any customers from the database. However, our target list of potential customers to be solicited is estimated to be more than 1,000,000 website owners to be found on the database. As of this date, we do not have agreements or indications of interest from any of these website owners. Although there is no guarantee that any will choose to participate, we feel that our target list of 1,000,000 is realistic based upon our current level of 1,804,337 websites listed.  However, our ability to provide services remains dependent upon our financial situation.

We do not presently have any Associate or Affiliate Agreements in place, nor do we have a standard form for such agreements. The anticipated terms, which are in general use in the industry, are described in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview, page 11. Basically, an Associate or Affiliate would offer a product or service through a listing on SuperDirectories and pay a negotiated fee expected to be between 8% and 15% of the price of the item payable monthly after a sale.

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

Research and Development

During the fiscal years ended September 30, 2007, 2008, and 2009 we spent approximately $174,862, $234,466 and $285,185 respectively, on product development.  None of these costs have been or will be passed on to customers or borne directly by them.

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

     4. Investor understands the stock has not been registered and cannot be resold without registration under the 1933 Act or pursuant to an exemption there from; and

     5. Investor has received all documents and other information requested.

The transaction was treated as a charge of $1,000,000 to Additional Paid in Capital.

In 2000, the basic structure was developed, and the database had 6,000 categories and not yet configured for the “Full Text Search”. The company has since evolved to SuperDirectories, Inc. with a service mark, domain names, as well as organized and trained web-consulting group and a database of over 2,168,302 categories with “Full Text Service Editing”.  Because the Company is directly dependent upon funding and has not generated revenues to date, the development of our searchable results will continue to be limited by our financial situation.

Item 1A – Risk Factors

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

There is currently no public market for our securities and there can be no guaranty that there will be a market in the future, thereby significantly restricting the transferability of our securities.

Although our stock has been approved for quotation on the OTCBB and Pink Sheets and we have retained a market maker there can be no assurances that a market will ever develop or be maintained.  In addition, the stock market has generally experienced, and continues to experience, price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock in any market that may develop.

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

Our small size and limited operating history may significantly limit our ability to compete successfully against larger, more established competitors such as Google, Yahoo, Microsoft, and others, which could have a material adverse effect on our business, results of operations and financial condition.

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

Based on his share ownership, our president and sole director, Luke Lalonde, and his affiliates, will own, or will have the right to acquire within 60 days of such date, approximately 56.4% of our outstanding common stock. Accordingly, as a practical matter, Mr. Lalonde may be able to exert significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration of voting stock could have the effect of delaying, preventing or causing a change in control. The interests of Mr. Lalonde may also conflict with the interests of other holders of our common stock.  As of the date of this report Mr. Lalonde owns 89,622,375 shares.

We incur significant costs as a result of being a fully reporting company.

Compliance with the reporting obligations under the Exchange Act involves substantial costs, including the cost of an independent registered public accounting firm to review quarterly financial reports and audit Financial Statements included in our annual reports, the cost of directors and officers liability insurance and indemnification, the costs to implement internal control procedures for financial reporting and public disclosure, the cost of preparing quarterly, annual and periodic reports and filing them with the SEC and the cost of printing and mailing information related to stockholders' meetings. We believe that these costs are offset by the benefit of greater access to capital and an improved trading market and liquidity for our stockholders. However, the costs related to being public are largely fixed, while the benefits are dependent upon a number of factors, the success of which cannot be guaranteed.

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

We may be liable for issuing some of our common stock without registration or an exemption there from.

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

During the course of the preparation of the original filing of our registration statement, a concern was orally expressed that the documentation supporting the Regulation S exemption was potentially insufficient.  Although there was no written legal opinion or finding to that effect, we determined to offer to repurchase the shares, and an offer was made to all non-United States persons.   A written recission offer was sent by first class mail on October 15, 2005 and a written offer was hand delivered at a shareholder meeting in Montreal on October 16, 2005.  There have been no further contacts in this regard.  However, there could be a second potential claim based on the fact that the recission offer was not properly made and did not qualify for a Regulation S exemption.  The recission offer itself could create a violation of Section 5 of the Securities Act, and, if Regulation S were not available or properly implemented, it could give rise to a second potential violation claim of issuing stock without registration or a proper exemption.  This would create the same prospects of liability discussed above.  No shareholder has accepted the offer.

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

Item 2 - Properties

Our principal corporate offices are currently located at 5337 Route 374, Merrill, New York and consist of approximately 150 square feet of office and administrative space that we lease from and share with Aqua Nature of USA, Inc. pursuant to an informal month-to-month lease arrangement. Such rent has now been set at a fixed amount of $4,000 per month. Luke Lalonde, our president and majority stockholder is the majority stockholder of Aqua Nature of USA, Inc. Aqua Nature of USA, Inc.’s sole business is owning and managing properties controlled by Mr. Lalonde. For the fiscal years ended September 30, 2007, 2008 and 2009 we paid Aqua Nature of USA, Inc. $36,000, $39,000 and $48,000, respectively, in rent and services related to the property.

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

Part II

Item 5 - Market for Common Equity and Related Stockholder Matters

Market Information

As of September 30, 2009, there were outstanding 158,821,157 shares of our common stock all of which are restricted and may be transferred only pursuant to a registration under the Securities Act, Rule 144 or some other exemption from registration. No shares are presently proposed to be publicly offered.

We are an Exchange Act reporting company. However, currently, there is no established public trading market for our common stock. We cannot assure you that a public trading market for our common stock will ever develop or be maintained. We have not applied for a listing on any public trading exchange; however, we have qualified for quotation on the OTC Bulletin Board.  We have retained a broker/dealer to serve as market maker.  Although we have accomplished these, no active market has developed.

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

Holders

On September 30, 2009, there were approximately 1,158 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 30, 2009 and the date of this Annual Report, there are no existing compensation plans. An earlier option plan has been fully exercised.

Shares were issued pursuant to the Stock Option Agreement dated November 24, 2004 between us and Frank G. Wright.  The options were granted to Mr. Wright as partial compensation for consulting services that he provided to us related to the registration of our common stock under the Exchange Act and such other related business consulting services as we may reasonably request.  Pursuant to the stock option agreement, we granted to Mr. Wright options to purchase up to 7,605,000 shares of our common stock.  One-third of the options became immediately exercisable; another one-third of the options became exercisable upon the filing of our original registration statement with the Securities and Exchange Commission; and the remaining one-third of the options became exercisable upon the effectiveness of the registration statement.  The exercise price for the options was $0.01 per share.  The options were registered on a Form S-8 filed with the SEC, and there are no unexercised options remaining.  Mr. Wright has resold all of his shares to the Company.

Item 6 – Selected Financial Data

Not applicable.

Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains what may be deemed to be forward looking statements. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth in the following Plan of Operation and elsewhere in this report. See also Cautionary Statement, Part 1 on page 1.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

Results of Operations

We are a start-up company and do not yet generate revenue.  We continue to rely on funds raised through the sale of our common stock.  Our current cash balance is approximately $300,000 and we will need to raise additional funds of approximately $453,000 in order to continue for at least the twelve month period presented in our Plan of Operation following.

We had a net loss for the year ended September 30, 2009 of $528,406 as compared to a net loss for the year ended September 30, 2008 of $509,637.  The net losses accumulated since inception amount to approximately $6.7 million.  The increased loss for the year ended September 30, 2009, is primarily attributable to increased product development costs which were partially offset by increased interest income.

Liquidity and Capital Resources

Since inception, we have relied on proceeds from the sale of securities to fund our activities.  During the fiscal year ended September 30, 2009, we used cash of approximately $530,227 for operating activities and approximately $44,637 for investing activities, while financing activities provided approximately $216,400 in cash.  During the fiscal year ended September 30, 2008 we used cash of approximately$475,512 for operating activities and approximately $2,326 for investing activities, while financing activities provided $534,207.

Based on our projected expenditures for the next twelve months, as presented in our Plan of Operation below, we estimate that cash of approximately $453,000 will be needed in addition to approximately $300,000 that we currently have on hand.  Actual expenditures will depend both on the level of expenditures and the availability of funds.

Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the year ended September 30, 2009:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating Expenses	$(106,438)	$(134,610)	$(119,773)	$(183,670)
Other income	6,071	4,143	3,037	2,834
Net (Loss)	(100,367)	(130,467)	(116,736)	(180,836)

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

i.
At the present time we have approximately $300,000 cash available and  believe we can satisfy our capital requirements for the 12 months ending November 30, 2010 as set forth in our plan from existing cash and additional sales of unregistered securities;

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

We have been successful in financing our operational and developmental activities by selling shares of our common stock and advances to the Company by our President. While we have no assurance that we will be able to continue that success, our current available cash balance is approximately $300,000 and we are confident we will be able to raise sufficient capital to continue development until business operations are commenced.  This is based upon our past performance and the many requests from investors for new subscriptions. We have no plans for other business activities if we are unable to raise funds. Based upon cash currently available we feel we will need to raise additional capital of approximately $453,000 in order to continue for at least the twelve month period presented in the schedule of expected expenditures. Our activities to date have been limited to building our database and those activities will continue throughout our Plan of Operation and as long as we continue our operations. The information available through our directory comes from ever changing and growing sources. Therefore, our task of adding to our database will never end.

We believe within four months, we will have a sufficient database to make our website marketable.  We currently have 28 directory editors, who work on a contract basis only, research subjects for our directory, create new categories and add websites to our directory.  Our average cost per directory consultant is approximately $1,000 per month. We are currently conducting a training program for our editors to help us to reach the desired efficiency of each editor being able to add approximately 500 new links per day into our database.

We currently have five servers in operation – two in Watertown, New York at facilities operated by Westelcom, two in Gatineau, QC, and one installed at facilities operated by MCI in Montreal, Quebec. We plan to install a sixth server at our Westelcom facility in Plattsburgh, New York during May 2010.

In May 2010 we intend to start building an administrative staff that will be needed to manage our business as we prepare to move from a developmental to operational mode. In this regard we plan to add approximately six administrative personnel and expect to begin to incur related payroll costs of approximately $15,000 per month.

By May 2010 we anticipate that we will have sufficiently developed our database to the point where we can offer a product that will be receptive to potential customers. At that time, although we will continue to add to our database, we intend to start adding marketing personnel to develop and implement a plan to bring our product into the marketplace. We plan to add two marketing personnel per month beginning in May 2010 until we reach a total of ten at an approximate monthly payroll cost of $2,750 per such employee.

According to our Plan of Operation, our marketing team will be fully assembled by August 2010.  At that point, much of the effort of our marketing team will be directed to developing a national marketing effort and formulating a plan and cost projection to carry it out.  The national marketing effort will not commence until after November 2010.  Therefore, the costs of this national marketing plan are not included in our Plan of Operation for the next twelve months as we have not yet developed the exact time frames, costs, fees and other details. The feasibility of this national marketing plan will be dependent on our ability to raise additional capital and we have no assurance that this can be accomplished.  However, it is not vital to our operations and we will implement it only when we do have sufficient funds.  We have no plan for any other business.

Following is a summary of our expected expenditures for the next twelve months ending November 30, 2010:

	December	March	June	September	12 Months
	Through	Through	Through	Through	Ending
	February	May	August	November	Nov 2010

Directory Consultants	$84,000	$84,000	$84,000	$84,000	$336,000
Professional services	6,000	6,000	6,000	6,000	24,000
Adm. Personnel		15,000	45,000	45,000	105,000
Marketing personnel		5,500	49,500	82,500	137,500
Product development	15,000	15,000	15,000	15,000	60,000
Rental expense	12,000	12,000	12,000	12,000	48,000
Travel expense	4,000	4,000	4,000	4,000	16,000
Automobile expense	2,000	2,000	2,000	2,000	8,000
Telephone expense	1,000	1,200	1,200	1,200	4,600
Office supplies	900	900	900	900	3,600
Bank fees	75	75	75	75	300
Install new server		10,000			10,000
	$124,975	$155,675	$219,675	$252,675	$753,000

Funding for the above plan of operation will continue to be available from cash currently on hand of approximately $300,000 and sales of securities of $453,000.  If we are able to successfully develop and market our directory, we hope to generate revenue from several different sources. We can not be certain that the planned revenue sources will be marketable and therefore generate cash flow until we are actually in operation.

We have described above our plan for the deployment of our existing capital. During the past, our CEO has received and continues to receive numerous telephone and email inquiries from our shareholders and investors referred by our shareholders, seeking to acquire common stock in private transactions.  We believe that we can satisfy our capital requirements for the next twelve months, as presented in the above schedule, with our currently available cash of approximately $300,000 and proceeds from additional sales of securities.

Pay Per Click A major portion of revenue is expected to come from Pay Per Click fees which we will commence before May 31, 2010. We are presently generating 245,000 clicks per month and we have no agreements in place at this time to convert clicks to dollars. Our rate structure will be a flat $0.25 per click compared to an average of $0.92 for Google and Yahoo, the most measurable in our industry who generate more than 2,000,000 clicks per day. We expect to increase our monthly click rate as rapidly as our financing will permit us to conduct our marketing activities.

Banners will be sold on an annual basis, starting as soon as possible after May 2010 when we will attempt to convert all present (trial basis) free-banner sites to paid sites. The program has not commenced, no transactions have been recorded and no sums raised or fees received.

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

Paid inclusion on listing will provide relevant search traffic with the submission of only a URL, title and description. Each click to a paid inclusion listing will be billed on a simple pre-set “cost per click”. Paid inclusion listing will be boosted into the sponsored search section of the search results page when space is available. In addition, we will pursue alternative revenue generating opportunities such as providing research and booking search tools for certain on line service providers such as hotels, airlines, car rental and vacation packages as well as comparison shopping tools for users to find, research, compare and purchase products online. We publish our data in a proprietary set of categories in specific taxonomy, which has over 2,168,302 searchable categories and 1,804,674 links. Our categories are titled to permit a response to our “Full Text Search” program. We expect to develop technology for incorporating maximum “cost per click” and click through rate in the placement of listings in search results, updated throughout the day.

Listing fees will be offered at $125 per page listed compared to more than $500 for the big players like Google and Yahoo. A "Submit" form will be installed on our site. We have not yet begun to offer these services.

Associates and Affiliates programs are those such as EBay and Amazon who pay between 8% and 15% of the sale referred. We plan to start our campaign for these listings before May 31, 2010, but have not yet done so.  As we previously disclosed, "Associates" and "Affiliates" are virtually synonymous. They are commercial understandings between parties where, for example, "Machinery Dealer" shows many of his products for sale on his website. The dealer then arranges to list the website in our database under one or more fee structures. If a user of our directory checks on this site, examines and subsequently buys a machine from the dealer's inventory or offerings, this sale would generate a commission in our favor because the buyer located the product via the use of our listed website.

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

Critical Accounting Policies

In June 2009 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (formerly Statement of Financial Accounting Standards (“FASB”) No, 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”).  ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP.  The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our financial statements.

There were various other accounting standards and interpretations issued in 2009, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

The preparation of financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities as of the date of the financial statements.  On an ongoing basis, we evaluate our estimates, including those related to reserves; impairment of website development cost, value of our stock issued to consultants for services and deferred taxes.  We base our estimates on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items are reasonable.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Long-Lived Assets

The Company’s long-lived assets are primarily property and equipment and in accordance with ASC No. 360, Property, Plant & Equipment (“ASC 360”), they are tested for impairment based on undiscounted cash flows when triggering events occur, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. ASC 360 also provides a single accounting model for long-lived assets to be disposed of by sale and establishes additional criteria that would have to be met to classify an asset as held for sale.  The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group.  Estimates of future cash flows used to test the recoverability of a long-lived asset or asset group must incorporate the entity’s own assumptions about its use of the asset or asset group and must factor in all available evidence.

ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Such events include significant under-performance relative to the historical or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends and significant changes in market capitalization.

Income taxes

Deferred income taxes are determined using the asset and liability method in accordance with ASC No. 740, Income Taxes (“ASC 740”). Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes relating primarily to differences between the financial and tax basis of the balance sheet elements. The deferred tax assets represent the future return consequences of differences, which will be deductible when the assets or liabilities are recovered or settled. Conversely, a deferred tax liability is required when the basis differences will yield a future taxable amount when the asset or liability is settled.  A valuation allowance is recorded to reduce deferred tax assets to amounts expected to be more likely than not to be realized.

Development Stage Activities

The Company was incorporated in the state of Delaware on November 15, 1999. Activities to date have been directed at developing a searchable directory of selected contents from the Internet and raising capital through the issuance of the Company’s capital stock.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

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

Item 8 - Financial Statements

The information following presents audited balance sheets of the Company as of September 30, 2008 and 2009 and audited statements of operations, stockholders’ equity, and cash flows for each of the 2 years then ended and for the period from November 15, 1999 (inception) to September 30, 2009.

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of SuperDirectories, Inc.

We have audited the accompanying balance sheets of SuperDirectories, Inc. (a development stage company) as of September 30, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period from November 15, 1999 (inception), to September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SuperDirectories, Inc. as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, and from November 15, 1999 (inception), to September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

GOFF BACKA ALFERA & COMPANY, LLC.

Pittsburgh, Pennsylvania

December 23, 2009

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

We evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009, using the criteria for effective internal control established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation, we concluded that we did not maintain effective internal control over financial reporting as of September 30, 2009, based on the specified criteria.  We identified control deficiencies regarding: (1) lack of segregation of duties; (2) lack of timely completion of financial control and reporting processes; and (3) need for stronger internal control environment.  We believe that these material weaknesses are due to the fact that we only have one employee.  During the current fiscal year ending on September 30, 2010, we intend to increase the number of administrative employees; however, the number of such employees will still be limited and may prevent adequate controls in the future, such as segregation of duties, due to cost/benefit of such remediation.

The control deficiencies that we identified could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis.  Accordingly, we have determined that these combined control deficiencies constitute a material weakness.

In light of this material weakness, we performed additional analysis and procedures in order to conclude that our financial statements for the year ended September 30, 2009, included in this Annual Report on Form 10-K were fairly stated in accordance with accounting principles generally accepted in the United States.  Accordingly, we believe that despite our material weaknesses, our financial statements for the years ended September 30, 2009 and 2008, are fairly stated, in all material respects, in accordance with United States generally accepted accounting principles.

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

/s/ Luke Lalonde          President and                                           Date: December 23, 2009
Luke Lalonde              Chief Executive Officer

/s/ Gary R. Benware    Principal Financial Officer                       Date: December 23, 2009
Gary R. Benware

SuperDirectories, Inc.
(A Development Stage Company)
Balance sheets

	September 30,	September 30,
	2009	2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 391,798	$ 750,242
Prepaid expenses	-	5,000

TOTAL CURRENT ASSETS	391,798	755,242

PROPERTY AND EQUIPMENT
Office equipment	124,222	79,586
Less accumulated depreciation	(84,387)	(65,495)

TOTAL PROPERTY AND EQUIPMENT	39,835	14,091

TRADE NAME, NET	1,595	1,812

TOTAL ASSETS	$ 433,228	$ 771,145

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$ 24,000	$ 39,233
Accounts payable	5,578	16,275
Advance from officer	186,709	-

TOTAL CURRENT LIABILITIES	216,287	55,508

TOTAL LIABILITIES	216,287	55,508

STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Capital stock, par value $.01 per share, 200,000,000 shares
authorized. 158,821,157 and 158,791,446 shares issued and	1,588,211	1,587,914
outstanding 2009 and 2008 respectively
Additional paid in capital	5,351,702	5,322,289
Accumulated loss during the developmental stage	(6,722,972)	(6,194,566)

TOTAL STOCKHOLDERS' EQUITY	216,941	715,637

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 433,228	$ 771,145

The accompanying notes are an integral part of these financial statements.

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Operations

	Years Ended	Year Ended	November 15, 1999
	September 30,	September 30,	(Inception)
	2008	2009	to Sept. 30, 2009

REVENUES
Operating income	$ -	$ -	$ -

TOTAL OPERATING INCOME	-	-	-

EXPENSES
Consultants	45,728	-	4,002,889
Legal and accounting	166,356	170,687	957,279
Impairment loss	-	-	243,903
Product development costs	234,466	285,185	884,113
Rental expense	39,000	48,000	392,477
Travel expense	17,919	10,247	83,674
Automobile expense	9,292	4,649	48,840
Depreciation	15,908	18,892	84,387
Start-Up Costs	-	-	17,500
Other taxes	1,680	1,190	21,142
Telephone	2,561	2,669	21,781
Office supplies	1,662	2,615	25,620
Amortization	217	217	1,663
Miscellaneous	-	-	888
Bank fees	210	140	1,115
Penalties	-	-	561
Advertising	-	-	158
Repair and maintenance	-	-	107
Insurance	-	-	3,423
Training	-	-	599
Web consulting	-	-	5,231

TOTAL EXPENSES	534,999	544,491	6,797,350

OTHER INCOME
Other income	-	-	125
Interest income	25,362	16,085	74,253
TOTAL OTHER INCOME	25,362	16,085	74,378

INCOME (LOSS) BEFORE INCOME TAXES	(509,637)	(528,406)	(6,722,972)

(PROVISION) BENEFIT FOR INCOME TAXES	-	-	-

NET LOSS	$ (509,637)	$ (528,406)	$ (6,722,972)

EARNINGS(LOSS) PER COMMON SHARE - BASIC	$ (0.0032)	$ (0.0033)

EARNINGS(LOSS) PER COMMON SHARE - DILUTED	$ (0.0032)	$ (0.0033)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	160,648,386	158,815,215

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	160,648,386	158,815,215
The accompanying notes are an integral part of these financial statements.

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity

	Shares	Amount	Additional Paid-In Capital	Common Stock Options	Common Stock Subscriptions	Deficit Accumlated During the Development Stage	Total Stockholders' Equity

	COMMON STOCK

Balance at September 30, 1999	-	$ -	$ -	$ -	$ -	$ -	$ -

Issuance of common stock	140,500,000	1,405,000	(1,000,000)	-	-	-	405,000

Net loss	-	-	-	-	-	(128,347)	(128,347)

Balance at September 30, 2000	140,500,000	1,405,000	(1,000,000)	-	-	(128,347)	276,653

Issuance of common stock	46,500	465	46,035	-	-	-	46,500

Net loss	-	-	-	-	-	(109,493)	(109,493)

Balance at September 30, 2001	140,546,500	1,405,465	(953,965)	-	-	(237,840)	213,660

Issuance of common stock	3,228,299	32,283	132,932	-	-	-	165,215

Net loss	-	-	-	-	-	(121,664)	(121,664)

Balance at September 30, 2002	143,774,799	1,437,748	(821,033)	-	-	(359,504)	257,211

Issuance of common stock	507,408	5,074	20,296	-	-	-	25,370

Net loss	-	-	-	-	-	(51,503)	(51,503)

Balance at September 30, 2003	144,282,207	1,442,822	(800,737)	-	-	(411,007)	231,078

Issuance of common stock	7,934,119	79,341	271,361	-	-	-	350,702

Net loss	-	-	-	-	-	(109,209)	(109,209)

Balance at September 30, 2004	152,216,326	1,522,163	(529,376)	-	-	(520,216)	472,571

Issuance of common stock	4,656,036	46,561	504,104	-	-	-	550,665

Stock Based Compensation Expensed
(Options valued at $.492 per share)	-	-	-	1,247,220	-	-	1,247,220
(Options valued at $.49 per share)	-	-	-	1,242,150	-	-	1,242,150

Exercise of stock options	2,484,300	24,843	1,217,307	(1,242,150)	-	-	-

Net loss	-	-	-	-	-	(2,783,739)	(2,783,739)

Balance at September 30, 2005	159,356,662	1,593,567	1,192,035	1,247,220	-	(3,303,955)	728,867

Issuance of common stock	595,674	5,956	589,718	-	-	-	595,674

Stock Based Compensation Expensed
(Options valued at $.492 per share)	-	-	-	1,247,220	-	-	1,247,220

Exercise of stock options	4,968,600	49,686	2,444,754	(2,494,440)	-	-	-

Stock Subscriptions Received		-	-	-	4,040	-	4,040

Net loss	-	-	-	-	-	(1,868,183)	(1,868,183)

Balance at September 30, 2006	164,920,936	1,649,209	4,226,507	-	4,040	(5,172,138)	707,618

Issuance of common stock	500,280	5,003	495,277	-	-	-	500,280

Stock Subscriptions				-	(4,040)	-	(4,040)

Net loss	-	-	-	-	-	(512,791)	(512,791)

Balance at September 30, 2007	165,421,216	1,654,212	4,721,784	-	-	(5,684,929)	691,067

Issuance of common stock	717,899	7,179	710,720	-	-	-	717,899

Retired common Stock	(7,347,669)	(73,477)	(110,215)				(183,692)

Net loss	-	-	-	-	-	(509,637)	(509,637)

Balance at September 30, 2008	158,791,446	1,587,914	5,322,289	-	-	(6,194,566)	715,637

Issuance of common stock	29,711	297	29,413	-	-	-	29,710

Retired common Stock	-	-	-				-

Net loss	-	-	-	-	-	(528,406)	(528,406)

Balance at September 30, 2009	158,821,157	$ 1,588,211	$ 5,351,702	$ -	$ -	$ (6,722,972)	$ 216,941
The accompanying notes are an integral part of these financial statements.

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Years Ended	Years Ended	November 15, 1999
	September 30,	September 30,	(Inception) to
	2008	2009	November 15, 1999
			\

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (509,637)	$ (528,406)	$ (6,722,972)
Adjustments to reconcile net loss to net cash used
by operating activities:
Noncash Stock Compensation Expense	-	-	3,736,570
Depreciation	15,908	18,892	84,387
Amortization	217	217	1,663
Impairment loss	-	-	243,903
(Increase) decrease in assets:
Prepaid expenses	20	5,000	-
Increase (decrease) in liabilities:
Accounts payable	1,247	(10,697)	5,577
Accrued expenses	16,733	(15,233)	24,000

NET CASH USED BY OPERATING ACTIVITIES	(475,512)	(530,227)	(2,626,872)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(2,326)	(44,637)	(368,126)
Trade name	-	-	(3,257)

NET CASH USED IN INVESTING ACTIVITIES	(2,326)	(44,637)	(371,383)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	717,899	29,711	3,387,036
Retirement of common stock	(183,692)	-	(183,692)
Advances from officer	-	186,709	186,709

NET CASH PROVIDED BY FINANCING
ACTIVITIES	534,207	216,420	3,390,053

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	56,369	(358,444)	391,798

CASH AND CASH EQUIVALENTS AT BEGINNING
OF YEAR	693,873	750,242	-

CASH AND CASH EQUIVALENTS AT END OF
YEAR	$ 750,242	$ 391,798	$ 391,798

SUPPLEMENTAL DISCLOSURES:

Interest paid	$ -	$ -	$ -

Income taxes paid	$ -	$ -	$ -

Stock options exercised	$ -	$ -	$ 3,736,570
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

Property and Equipment

Property and equipment are stated at cost when purchased. Depreciation of property and equipment is computed using the straight-line method based on the estimated useful lives of the assets.  The useful life of office equipment is from 3 to 5 years. Upon retirement or disposal of an asset, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the determination of net income (loss). Depreciation expense was $18,892 and $15,908 the years ended September 30, 2009 and 2008 respectively.

Long-Lived Assets

The Company’s long-lived assets are primarily property and equipment and in accordance with ASC No. 360, Property, Plant & Equipment (“ASC 360”), they are tested for impairment based on undiscounted cash flows when triggering events occur, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. ASC 360 also provides a single accounting model for long-lived assets to be disposed of by sale and establishes additional criteria that would have to be met to classify an asset as held for sale.  The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group.  Estimates of future cash flows used to test the recoverability of a long-lived asset or asset group must incorporate the entity’s own assumptions about its use of the asset or asset group and must factor in all available evidence.

ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Such events include significant under-performance relative to the historical or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends and significant changes in market capitalization.

The Company capitalized certain website development costs totaling $243,903 during the years ended September 30, 2006.  These capitalized website development costs were included in property and equipment.

As discussed above, Management regularly reviews the carrying value of intangible assets including capitalized website development costs and at September 30, 2006, was uncertain as to the timing of the commencement of operations.  Accordingly, Management determined that the fair value of the website development costs could not be established and an impairment loss of $243,903 was recognized during the fiscal year ended September 30, 2006 to write off the carrying value of the Website Development Costs.

Trade name is carried at cost less accumulated amortization. Intangible assets are generally amortized on a straight-line basis over the economic lives of the respective assets, generally two to fifteen years. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. The Company recorded amortization expense of $217 and $217 for 2009 and 2008, respectively.

Income taxes

Deferred income taxes are determined using the asset and liability method in accordance with ASC No. 740, Income Taxes (“ASC 740”). Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes relating primarily to differences between the financial and tax basis of the balance sheet elements. The deferred tax assets represent the future return consequences of differences, which will be deductible when the assets or liabilities are recovered or settled. Conversely, a deferred tax liability is required when the basis differences will yield a future taxable amount when the asset or liability is settled.  A valuation allowance is recorded to reduce deferred tax assets to amounts expected to be more likely than not to be realized.

Product Development Costs

Product development costs consist primarily of subcontractor payments and related expenses incurred for enhancements to and maintenance of the Company’s network, classification and organization of listings, research and development costs, amortization of capitalized Website development costs, and other operating costs.

Earnings (Loss) per Share of Common Stock

In accordance with ASC No. 260, Earnings per Share, the reported earnings (loss) per share are computed by dividing net income (loss) by weighted average common shares outstanding for the period. Basic earnings per share are computed using an unadjusted weighted average number of shares of common stock. Diluted earnings per share are compiled using the weighted average number of shares of common stock, plus an adjustment for the dilutive effect of unexercised in-the-money stock options.  A reconciliation between basic and diluted weighted average common shares outstanding for the two years ended September 30 follows:

	2008	2009
Basic weighted average shares outstanding	160,648,386	158,791,446
Stock Option Shares	0	0
Diluted weighted-average shares outstanding	160,648,386	158,791,446

Stock Options

In accordance with the provisions of ASC No. 718, Compensation, Stock Compensation (“ASC 718”), the Company measures the cost of employee or non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which the employee or non-employee is required to provide service in exchange for the award.

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

Recent Accounting Pronouncements

In June 2009 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (formerly Statement of Financial Accounting Standards (“FASB”) No, 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”).  ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP.  The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our financial statements.

There were various other accounting standards and interpretations issued in 2009, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Consideration of Subsequent Events

These financial statements were approved and authorized for issue by the Board of Directors on December 23, 2009.

Note 2 – Concentration of credit risk:

The Company maintains cash balances at a bank in New York. At September 30, 2009, the Company’s cash balances exceeded the $250,000 insured by the Federal Deposit Insurance Corporation (FDIC) by $33,204.

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

The following table summarizes the Company’s activity in its common stock since inception:
Description	# of shares issued	Share Price	Cash proceeds
Issuance of common stock at $0.00 per share (1)	100,000,000	0.00	$ 0
Issuance of common stock at $0.01 per share	40,500,000	0.01	405,000
Balance at September 30, 2000	140,500,000		$405,000
Issuance of common stock at $1.00 per share	46,500	1.00	46,500
Balance at September 30, 2001	140,546,500		$451,500
Issuance of common stock at $0.05 per share	3,224,299	0.05	161,215
Issuance of common stock at $1.00 per share	4,000	1.00	4,000
Balance at September 30, 2002	143,774,799		$616,715
Issuance of common stock at $0.05 per share	507,408	0.05	25,370
Balance at September 30, 2003	144,282,207		$642,085
Issuance of common stock at $0.01 per share	330,000	0.01	3,300
Issuance of common stock at $0.02 per share	3,650,266	0.02	73,005
Issuance of common stock at $0.04 per share	1,197,401	0.04	47,896
Issuance of common stock at $0.05 per share	1,937,806	0.05	96,890
Issuance of common stock at $0.06 per share	272,600	0.06	16,356
Issuance of common stock at $0.10 per share	356,356	0.10	35,636
Issuance of common stock at $0.363 per share	136,690	0.363	49,619
Issuance of common stock at $0.50 per share	50,000	0.50	25,000
Issuance of common stock at $1.00 per share	3,000	1.00	3,000
Balance at September 30, 2004	152,216,326		$992,787
Issuance of common stock at $0.01 per share	516,234	0.01	5,163
Issuance of common stock at $0.05 per share	928,480	0.05	46,424
Issuance of common stock at $0.10 per share	2,222,602	0.10	222,260
Issuance of common stock at $0.15 per share	620,120	0.15	93,018
Issuance of common stock at $0.25 per share	22,000	0.25	5,500
Issuance of common stock at $0.50 per share	336,600	0.50	168,300
Issuance of common stock at $1.00 per share	10,000	1.00	10,000
Issuance of common stock per stock option (2)	2,484,300	N/A	N/A
Balance at September 30, 2005	159,356,662		$1,543,452
Issuance of common stock at $1.00 per share	595,674	1.00	595,674
Issuance of common stock per stock option (2)	4,968,600	N/A	N/A
Balance at September 30, 2006	164,920,936		$2,139,126
Issuance of common stock at $1.00 per share	500,280	1.00	500,280
Balance at September 30, 2007	165,421,616		$2,639,406
Issuance of common stock at $1.00 per share	717,899	1.00	717,899
Retirement of common stock	(7,347,669)	0.025	(183,692)
Balance at September 30, 2008	158,791,446		$3,173,613
Issuance of common stock at $1.00 per share	29,711	1.00	29,711
Balance at September 30, 2009	158,821,157		$3,203,324

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

Note 6 – Related party transactions:

Shareholders received complimentary advertising on the SuperDirectories, Inc. website.  There was no recognized income from these activities. SuperDirectories, Inc. receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company of which the majority stockholder is the majority stockholder of SuperDirectories, Inc.  Services and rentals from Aqua Nature of USA, Inc. of $48,000 and $39,000 for the years ended September 30, 2009 and 2008 are included in the Statement of Operations.

Beginning in the year ended September 30, 2009, the Company received services totaling $29,650 from 9200-2914 Quebec, Inc. a company owned by the daughter of the president and majority stockholder of Superdirectories, Inc.

During the year ended September 30, 2009, the Company’s president and majority stockholder advanced $186,709 to the Company to fund current operations.  These advances do not bear interest and are payable upon demand.

Note 7 – Income taxes:

The net deferred tax benefits in the accompanying balance sheets include the following components:

	2009	2008
Deferred tax assets	$2,815,993	$2,597,913
Less: valuation allowance	(2,815,993)	(2,597,913)
Net deferred tax liability	$ 0	$ 0

Deferred taxes as of September 30, 2009 and 2008, relate primarily to unused net operating loss carryforwards of approximately $6.7 million and $6.2 million and differences between book and tax basis on fixed assets of approximately $18,000 and $7000 respectively at tax rates of 34% for Federal taxes and 8% for state taxes.  Due to the uncertainty regarding the level of future earnings, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized, principally due to the expiration of net operating loss carryforwards. There was no provision for income tax expense for 2009 and 2008.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In 2005, we changed accountants.  This has been fully disclosed in our Forms 10-SB and 8-K, as amended, previously filed.

None of our accountants, during the fiscal years ended September 30, 2009 and 2008 have advised us that internal controls did not exist or that they were unwilling to rely on management’s representations or that the scope of the audit should be expanded or that information had come to their attention that would materially impact the fairness or reliability of any opinion.  The prior accountants were authorized to respond fully to the inquiries of a successor.

Item 9A (T) - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended (Exchange Act), as of September 30, 2009.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based upon their evaluation, they concluded that we did not maintain effective internal control over financial reporting as of September 30, 2009, based on the specified criteria  They identified control deficiencies regarding: (1) lack of segregation of duties; (2) lack of timely completion of financial control and reporting processes; and (3) need for stronger internal control environment.  We believe that these material weaknesses are due to the fact that we only have one employee.  During the current fiscal year ending on September 30, 2010, we intend to increase the number of administrative employees; however, the number of such employees will still be limited and may prevent adequate controls in the future, such as segregation of duties, due to cost/benefit of such remediation.

The control deficiencies that we identified could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis.  Accordingly, we have determined that these combined control deficiencies constitute a material weakness.

In light of this material weakness, we performed additional analysis and procedures in order to conclude that our financial statements for the year ended September 30, 2009, included in this Annual Report on Form 10-K were fairly stated in accordance with accounting principles generally accepted in the United States.  Accordingly, we believe that despite our material weaknesses, our financial statements for the years ended September 30, 2009 and 2008, are fairly stated, in all material respects, in accordance with United States generally accepted accounting principles

Attestation Report of Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B –Other Information

No report was filed on Form 8-K, and none was required.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance

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

Name	Age	Position(s)

Luke Lalonde	71	President, Treasurer and Sole Director
Gary Benware	60	Chief Financial Officer

Mr. Lalonde has served as our President and sole director since 1999. From 1993 until 1999, Mr. Lalonde was semi-retired. From 1980 until 1993, Mr. Lalonde was the founder, President and Chief Executive Officer of AquaNature, Inc., a natural spring water bottling company, located in Quebec, Canada. Mr. Lalonde also owned and operated AquiCulture, Inc., a rainbow trout farm, from 1972 until 1986.   Both AquaNature, Inc. and AquiCulture, Inc. were sold to Danon, Inc. in 1993. Mr. Lalonde is also majority shareholder of Aqua Nature of USA. Aqua Nature of USA is limited to owning land and residence used by Mr. Lalonde for family purposes and our office.  Mr. Lalonde’s activities with Aqua Nature of USA are limited to reviewing accounts payable and financial items and making payment decisions.

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

Corporate Governance

The information required by Item 405 of Regulation S-K is presented in Item 13 Certain Relationships and Related Transactions.   During the period covered by this report, Mr. Lalonde sold 377,625 shares and gifted 10,000,000 shares.  Reports on Form 4 were timely filed for all transactions except one in February which was late.

Code of Ethics

The Company has adopted a Policy Statement on Business Ethics and Conflicts of Interest, which was approved by the Board of Directors, applicable to all employees.  A copy of our Code of Ethics is available upon request by contacting Management of our Company.

Item 11 - Executive Compensation

The following table sets forth compensation paid to persons who may be considered executive officers of the Company during the three fiscal years ended September 30, 2008.  Mr. Lalonde received no compensation of any nature.

Name and Position	Year	Salary	Bonus	Stock Awards	Option Award	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other	Total

Luke Lalonde President and Chief Executive Officer	2008 2007 2006	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Gary Benware(1) Chief Financial Officer	2009 2008 2007	$18,650 $24,395 $22,450	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$18,650 $24,395 $22,450

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

Item 12    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 30, 2009 certain information concerning the ownership of our common stock by:

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

As of September 30, 2009, there were approximately 158,821,157 shares of our common stock outstanding. There is no plan or arrangement with respect to a change in control.  We currently do not have any equity compensation plans.

	Amount and Nature of
Name of Beneficial Owner	Beneficially Ownership	Percent of Class

Luke Lalonde (1)	89,622,375	56.4%
Gary Benware (2)	None	0%

(1) Mr. Lalonde's business address is in care of SuperDirectories, Inc., 5337 Route 374, Merrill, New York 12955.
(2) See Directors, Executive Officers, and Corporate Governance, Part III, Item 10 on page 28.

Item 13 Certain Relationships and Related Transactions

We are parties to an informal arrangement with Aqua Nature of USA, Inc. pursuant to which we lease from them our principal corporate offices located at 5337 Route 374, Merrill, New York and we also receive certain telephone, internet, administrative, bookkeeping and related services. Luke Lalonde, our president and majority stockholder is the majority stockholder of Aqua Nature of USA, Inc.  We paid Aqua Nature of USA, Inc. $39,000 and $48,000 for the fiscal years ended September 30, 2008 and 2009 respectively.  See Description of Property, Part I, Item 2 on page 9.

Beginning in the year ended September 30, 2009 the Company received services totaling $29,650 from 9200-2914 Quebec, Inc., a company owned by the daughter of the President and majority stockholder of Superdirectories, Inc.

During the year ended September 30, 2009 the Company’s President and majority shareholder advanced $186,709 to the Company to fund its current operations.  These advances to the Company are noninterest bearing and payable upon demand.

In 2000, Mr. Lalonde transferred his legal right, title and interest in the SuperDirectories Internet website to the Company in exchange for 100,000,000 shares of our common stock.  During the period covered by this report, Mr. Lalonde sold 377,625 shares and gifted 10,000,000 shares.  Reports on Form 4 were timely filed for all transactions except one in February 2009 which was late.

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

Mr. Wright received a total of 7,452,900 shares on exercise of his option on April 11, 2005 and March 25, 2006.  The value for these shares was set at $0.50 per share ($3,726,450) as agreed to by the Company and Mr. Wright.  The exercise price was $0.01 per share.  Mr. Wright paid for these shares with 152,100 shares from his total grant of 7,605,000 in a cashless transaction.  In February 2006 Mr. Wright made a gift of 1,485,000 shares to 22 members of his family and 2 acquaintances.  He received no consideration for these shares and there were no fees or commissions paid.  No broker/dealers were involved, and the transferees were advised there was no market for the shares.

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

Item 14 - Principal Accountant Fees and Services

The following table sets forth fees billed to the Company by our auditors during the fiscal years ended September 30, 2009 and 2008

	SEPTEMBER 30, 2009	SEPTEMBER 30, 2008

1. Audit Fees	$ 34,500.00	$ 33,600.00

2. Audit Related Fees	0.00	0.00

3. Tax Fees	0.00	0.00

4. All Other Fees	0.00	1,130.00

Total Fees	$ 34,500.00	$ 34,730.00

Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Goff Back Alfera & Company, LLC in connection with statutory and regulatory filings or engagements.  The 2009 audit fees will be paid in 2010.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements, which are not reported under "Audit Fees."

Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All other fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2009 or 2008.

Item 15 – Exhibits

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
  Luke Lalonde
  President and Chief Executive Officer
      Date: December 23, 2010

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrants in the capacities and on the dates indicated:

By: /s/ Luke Lalonde	By: /s/ Gary Benware
Luke Lalonde	Gary Benware
Director and President	Principal Financial Officer
Date: December 23, 2009	Date: December 23, 2009