Form 10-Q
period 2010-02-12
SuperDirectories Inc.
filed 2010-02-16
CIK 1338624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number 000-51533

SuperDirectories, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	14-1817301
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5337 Route 374, Merrill, New York 12955
(Address of principal executive offices)

(518) 425-0320
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

As of February 12, 2010 there were 158,824,157 shares of the issuer’s common stock, par value $0.01, issued and outstanding.

SUPERDIRECTORIES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	PAGE

Balance Sheets as of December 31, 2009 and
September 30, 2009 (Unaudited)	4

Statements of Operations for the Three Months Ended	5
December 31, 2009 and 2008 and for the period from
November 15, 1999 (Inception) through December 31, 2009 (Unaudited)

Statements of Changes in Stockholders’ Equity for the period	6
from November 15, 1999 (Inception) through December 31, 2009 (Unaudited)

Statements of Cash Flows for the Three Months Ended December 31, 2009	7
and 2008 and for the period from November 15, 1999 (Inception)
through December 31, 2009 (Unaudited)

Notes to Financial Statements (Unaudited)	8

SuperDirectories, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)
	As of	As of
	December 31,	September 30,
	2009	2009
ASSETS

Current assets
Cash and Cash Equivalents	$ 121,515	$ 391,798

Property and Equipment
Office equipment	124,222	124,222
Less: Accumulated depreciation	(89,123)	(84,387)
Total Property and Equipment	35,099	39,835

Trade name, net	1,540	1,595

TOTAL ASSETS	$ 158,154	$ 433,228

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$ -	24,000
Accounts payable	-	5,578
Advances from officer	86,709	186,709
Total Current Liabilities	86,709	216,287

Stockholders' Equity
Capital Stock, par value $.01 per share, 200,000,000
shares authorized, 158,821,157 shares issued
and outstanding as of December 31, 2009 and
September 30, 2009	1,588,211	1,588,211
Additional paid-in capital	5,351,702	5,351,702
Deficit accumulated during the developmental stage	(6,868,468)	(6,722,972)
Total Stockholders' Equity	71,445	216,941

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 158,154	$ 433,228

The accompanying notes are an integral part of these financial statements.

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			November 15, 1999
	Three Months	Three Months	(inception)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009

Revenues	$ -	$ -	$ -

Expense
General and administrative expenses	52,939	46,917	5,636,223
Depreciation and amortization	4,791	3,345	90,841
Software costs	88,947	56,176	973,060
Impairment Loss	-	-	243,903

Total operating expense	146,677	106,438	6,944,027

Other income
Other income	-	-	125
Interest income	1,181	6,071	75,434
Total Other income	1,181	6,071	75,559

Loss before income taxes	(145,496)	(100,367)	(6,868,468)

Income tax expense	-	-	-

Net loss	$ (145,496)	$ (100,367)	$ (6,868,468)

Loss Per Common Share -
Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding
Basic and Diluted	158,821,157	158,806,302

The accompanying notes are an integral part of these financial statements.

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity (Deficit)
For the period from November 15, 1999 (Inception) through December 31, 2009
(Unaudited)

						Deficit
						Accumulated
			Additional	Common	Common	During the	Total
	Common Stock		Paid-in	Stock	Stock	Development	Stockholders'
	Shares	Amount	Capital	Options	Subscriptions	Stage	Equity

Balance, November 15, 1999 (inception)	-	$ -	$ -	$ -	$ -	$ -	$ -

Issuance of Common Stock	140,500,000	1,405,000	(1,000,000)	-	-	-	405,000

Net Loss	-	-	-	-	-	(128,347)	(128,347)

Balance at September 30, 2000	140,500,000	1,405,000	(1,000,000)	-	-	(128,347)	276,653

Issuance of Common Stock	46,500	465	46,035	-	-	-	46,500

Net Loss	-	-	-	-	-	(109,493)	(109,493)

Balance at September 30, 2001	140,546,500	1,405,465	(953,965)	-	-	(237,840)	213,660

Issuance of Common Stock	3,228,299	32,283	132,932	-	-	-	165,215

Net Loss	-	-	-	-	-	(121,664)	(121,664)

Balance at September 30, 2002	143,774,799	1,437,748	(821,033)	-	-	(359,504)	257,211

Issuance of Common Stock	507,408	5,074	20,296	-	-	-	25,370

Net Loss	-	-	-	-	-	(51,503)	(51,503)

Balance at September 30, 2003	144,282,207	1,442,822	(800,737)	-	-	(411,007)	231,078

Issuance of Common Stock	7,934,119	79,341	271,361	-	-	-	350,702

Net Loss	-	-	-	-	-	(109,209)	(109,209)

Balance at September 30, 2004	152,216,326	1,522,163	(529,376)	-	-	(520,216)	472,571

Issuance of Common Stock	4,656,036	46,561	504,104	-	-	-	550,665

Stock Based Compensation Expensed
Options Valued at $.492 per share	-	-	-	1,247,220	-	-	1,247,220
Options Valued at $.49 per share	-	-	-	1,242,150	-	-	1,242,150

Exercise of Stock Options	2,484,300	24,843	1,217,307	(1,242,150)	-	-	-

Net Loss	-	-	-	-	-	(2,783,739)	(2,783,739)

Balance at September 30, 2005	159,356,662	1,593,567	1,192,035	1,247,220	-	(3,303,955)	728,867

Issuance of Common Stock	595,674	5,957	589,718	-	-	-	595,674

Stock Based Compensation Expensed
Options Valued at $.492 per share	-	-	-	1,247,220	-	-	1,247,220

Exercise of Stock Options	4,968,600	49,686	2,444,754	(2,494,440)	-	-	-

Stock Subscription Received	-	-	-	-	4,040	-	4,040

Net Loss	-	-	-	-	-	(1,868,183)	(1,868,183)

Balance at September 30, 2006	164,920,936	1,649,209	4,226,507	-	4,040	(5,172,138)	707,618

Issuance of Common Stock	500,280	5,003	495,277	-	-	-	500,280

Stock Subscriptions	-	-	-	-	(4,040)	-	(4,040)

Net Loss	-	-	-	-	-	(512,791)	(512,791)

Balance of September 30, 2007	165,421,216	1,654,212	4,721,784	-	-	(5,684,929)	691,067

Issuance of Common Stock	717,899	7,179	710,720	-	-	-	717,899

Retired Common Stock	(7,347,669)	(73,477)	(110,215)	-	-	-	(183,692)

Net Loss	-	-	-	-	-	(509,637)	(509,637)

Balance at September 30, 2008	158,791,446	1,587,914	5,322,289	-	-	(6,194,566)	715,637

Issuance of Common Stock	29,711	297	29,413	-	-	-	29,710

Net Loss	-	-	-	-	-	(528,406)	(528,406)

Balance at September 30, 2009	158,821,157	1,588,211	5,351,702	-	-	(6,722,972)	216,941

Net Loss	-	-	-	-	-	(145,496)	(145,496)

Balance at December 31, 2009	158,821,157	$ 1,588,211	$ 5,351,702	$ -	$ -	$ (6,868,468)	$ 71,445

The accompanying notes are an integral part of these financial statements.

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			November 15,
			1999
	Three Months	Three Months	(inception)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009

Cash Flows from Operating Activities
Net loss	$ (145,496)	$ (100,367)	$(6,868,468)
Adjustments to reconcile net loss to net cash
used in operating activities:
Noncash stock compensation expense	-	-	3,736,570
Depreciation and amortization	4,791	3,345	90,841
Impairment loss	-	-	243,903
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(24,000)	(7,651)	(24,000)
Accounts payable	(5,578)	(16,275)
Accrued expense	-	(39,233)	24,000
Net Cash Used in Operating Activities	(170,283)	(160,181)	(2,797,154)

Cash Flows from Investing Activities
Purchase of fixed assets	-	-	(368,127)
Trade Name	-	-	(3,257)
Net Cash Used in Investing Activities	-	-	(371,384)

Cash Flows From Financing Activities
Issuance of common stock	-	29,711	3,387,036
Retirement of common stock	-	-	(183,692)
Repayments of advances from officer	(100,000)	-	(100,000)
Advances from officer	-	-	186,709
Net Cash (Used In) Provided by Financing Activities	(100,000)	29,711	3,290,053

Net Increase (Decrease) in Cash and Cash Equivalents	$ (270,283)	$ (130,470)	$ 121,515

Cash and Cash Equivalents at Beginning of Period	391,798	750,242	-

Cash and Cash Equivalents at End of Period	$ 121,515	$ 619,772	$ 121,515

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

Non-Cash Investing and Financing Activities:
None

The accompanying notes are an integral part of these financial statements.

SUPERDIRECTORIES, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS

Note 1 – Basis of presentation:

The accompanying unaudited financial statements of SuperDirectories, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three-month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Report on Form 10-K for the year ended September 30, 2009.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. Cash balances at December 31, 2009 did not exceed FDIC insurance protection levels, however, periodically cash balances may exceed FDIC insurance protection levels, subjecting the Company to risk related to the uninsured balance. The Company’s deposits are held at large established bank institutions and management believes that the risk of loss associated with any uninsured balances is remote.

Property and Equipment

Property and equipment are stated at cost when purchased. Depreciation of property and equipment is computed using the straight-line method based on the estimated useful lives of the assets. The useful life of office equipment is from 3 to 5 years. Upon retirement or disposal of an asset, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the determination of net income (loss). Depreciation expense was $4,735 and $3,291 for the three months ended December 31, 2009 and 2008, respectively.

Trade name is carried at cost less accumulated amortization. Intangible assets with finite lives are generally amortized on a straight-line basis over the economic lives of the respective assets, generally two to fifteen years. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. The Company recorded amortization expense of $55 and $54 for the three-month periods ended December 31, 2009 and 2008, respectively.

Income taxes

Income taxes are recorded in accordance with ASC No. 740, Income Taxes (“ASC 740”) which requires an asset and liability approach for accounting for income taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes relating primarily to differences between the financial and tax basis of the balance sheet elements. The deferred tax assets represent the future return consequences of differences, which will be deductible when the assets or liabilities are recovered or settled. Conversely, a deferred tax liability is required when the basis differences will yield a future taxable amount when the asset or liability is settled.

Software Costs

Software costs are expensed as incurred and consist primarily of subcontractor payments and related expenses incurred for enhancements to and maintenance of the Company’s network, classification and organization of listings and other operating costs.

Earnings (loss) per share are computed by dividing net income (loss) by weighted average common shares outstanding for the period. Basic earnings per share are computed using an unadjusted weighted average number of shares of common stock. Diluted earnings per share are compiled using the weighted average number of shares of common stock, plus an adjustment for the dilutive effect of securities convertible into common stock. The Company has no dilutive securities.

Earnings (Loss) per Share of Common Stock

Earnings (loss) per share are computed by dividing net income (loss) by weighted average common shares outstanding for the period. Basic earnings per share are computed using an unadjusted weighted average number of shares of common stock. Diluted earnings per share are compiled using the weighted average number of shares of common stock, plus an adjustment for the dilutive effect of securities convertible into common stock. The Company has no dilutive securities.

Stock Options

The Company applies ASC No. 718, Compensation, Stock Compensation (“ASC 718”) in accounting for stock options issued to employees and non-employees. This statement requires the Company to measure the cost of employee or non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is then recognized over the period during which the employee or non-employee is required to provide service in exchange for the award.  There are no currently outstanding stock options.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

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

Reclassifications

Certain amounts in the consolidated financial statements of the prior year have been reclassified to conform to the current presentation for comparative purposes.

Note 3 – Related party transactions:

SuperDirectories, Inc. receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company of which the majority stockholder is the majority stockholder of SuperDirectories, Inc. Services and rentals from related parties of $12,000 for each of the three months ended December 31, 2009 and 2008 are included in the general and administrative expenses.

 During the quarter ended December 31, 2009, the Company repaid $100,000 to the President and majority shareholder for prior advances provided to the Company to fund its current operations. As of December 31, 2009, the amount due to the President and majority shareholder was $86,709.  The advance to the Company is noninterest bearing and is payable upon demand.

Note 4 – Income taxes:

The net deferred tax benefits in the accompanying balance sheets include the following components:

Deferred tax assets	$2,877,198
Less: valuation allowance	(2,877,198)
Net deferred tax benefits	$—

Deferred taxes relate primarily to unused net operating loss carryforwards of approximately $6.9 million tax-effected at rates of 34% for federal taxes and 8% for state taxes. Due to the uncertainty regarding the level of future earnings, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized, principally due to the expiration of net operating loss carryforwards.  Net operating loss carryforwards begin to expire in 2019.

Note 5 – Subsequent events:

The Company entered into a subscription agreement with a third party and sold 3,000 shares of its common stock at a price of $1.20 per share for an aggregate of $3,600.  As of December 31, 2009, the proceeds had not been received and the shares were not issued.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This section of the report includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Plan of Operation

The following discussion of our plan of operation for the next 12 months should be read in conjunction with our financial statements and notes thereto, and the other financial data included elsewhere in this quarterly report and the annual report filed with the SEC on Form 10-K.  We are including this Plan of Operation in recognition of the fact that we are a development stage company and have yet to achieve operating revenues.

Our plan of operation for the next twelve months is dependent upon our raising additional capital.  At the present time, we have approximately $122,000 cash available and believe we can satisfy our capital requirements for the 12 months ending December 31, 2010 from existing cash and sales of our common stock.  No assurance can be given however, that we will be able to sell shares of our common stock.  During the 12 months ending December 31, 2010, we will continue to engage consultants to perform “human” editing services, expanding the quality and size of our searchable directory. As expansion occurs, and as increased user activity places greater demand on the system, more hardware (servers and routers) will be added to manage the increased volume of data stored in the database and presented by the online directory.  Except for one or more servers and routers as may be occasioned by large demand for our directory, we do not expect to purchase any significant equipment or make any other capital expenditure.

We have been successful in financing our operational and developmental activities to date by selling shares of our common stock and from advances from our President. While we have no assurance that we will be able to continue that success, our current available cash balance is approximately $122,000 and we expect that we will be able to raise sufficient capital to continue development until income producing business operations are commenced.  We have no plans for other business activities if we are unable to raise required funds. Based upon cash currently available we feel we will need to raise additional capital of approximately $500,000 in order to continue for the twelve month period ending December 31, 2010 at planned levels of activity. Our activities to date have been limited to building our database and those activities will continue. The information available through our directory comes from ever changing and growing sources. Therefore, our task of adding to our database will never end.

We believe that in or about June 2010, we will have a sufficient database to make our website marketable.  We currently have 28 directory editors, who work on a contract basis only, research subjects for our directory, create new categories and add websites to our directory.  Our average cost per directory consultant is approximately $1,200 per month. We are currently conducting a training program for our editors to help us to reach the desired efficiency of each editor being able to add approximately 1,800 new links per day  into our database.

We currently have five servers in operation – two in Watertown, New York at facilities operated by Westelcom, two in Gatineau, Quebec, and one installed at facilities operated by MCI in Montreal, Quebec. We plan to install a sixth server at a Westelcom facility in Plattsburgh, New York during May 2010.

In May 2010, we intend to start building an administrative staff that will be needed to manage our business as we prepare to move from a developmental to operational mode. In this regard, we plan to add approximately six administrative personnel and expect to begin to incur related payroll costs of approximately $15,000 per month.

By May 2010, we anticipate that we will have sufficiently developed our database to the point where we can offer a product that will be receptive to potential customers. At that time, although we will continue to add to our database, we intend to start adding marketing personnel to develop and implement a plan to bring our product into the marketplace. We plan to add two marketing personnel per month beginning in May 2010 until we reach a total of ten at an approximate monthly payroll cost of $2,750 per such employee.

We expect that our marketing team will be fully assembled by August 2010.  At that point, much of the effort of our marketing team will be directed to developing a national marketing effort and formulating a plan and cost projection to carry it out.  Our national marketing effort is not expected to commence until after November 2010.  The feasibility of our national marketing plan will be dependent on our ability to raise additional capital and we have no assurances that this can be accomplished.  However, it is not vital to our operations and we will implement it only when and if we do have sufficient funds.  We have no present plans for any other business.

Following is a summary of our expected expenditures for the twelve months ending December 31, 2010:

	January	April	July	October	12 Months
	Through	Through	Through	Through	Ending
	March	June	September	December	Dec-10

Directory Consultants	$84,000	$84,000	$84,000	$84,000	$336,000
Professional services	6,000	6,000	6,000	6,000	24,000
Adm. Personnel		15,000	45,000	45,000	105,000
Marketing personnel		5,500	49,500	82,500	137,500
Product development	15,000	15,000	15,000	15,000	60,000
Rental expense	12,000	12,000	12,000	12,000	48,000
Travel expense	4,000	4,000	4,000	4,000	16,000
Automobile expense	2,000	2,000	2,000	2,000	8,000
Telephone expense	1,000	1,200	1,200	1,200	4,600
Office supplies	900	900	900	900	3,600
Bank fees	75	75	75	75	300
Install new server		10,000			10,000
	$124,975	$155,675	$219,675	$252,675	$753,000

Funding for our planned operations over the twelve months ended December 31, 2010 is expected to consist of cash currently on hand of approximately $122,000 and sales of securities of approximately $500,000.  If we are able to successfully develop and market our directory, we expect to generate revenue from several different sources but no assurances can be given that this will prove to be the case.

A major portion of our anticipated revenues is expected to come from Pay Per Click fees which we expect will commence in or before May 31, 2010. We are presently generating 245,000 clicks per month and we have no agreements in place at this time to convert clicks to dollars. Our rate structure will be a flat $0.25 per click compared to an average of $0.92 per click for Google and Yahoo, the most measurable in our industry who generate more than 2,000,000 clicks per day. We expect to increase our monthly click rate as rapidly as our financing will permit us to conduct our marketing activities.

Banners will be sold on an annual basis, starting as soon as possible after May 2010 when we will attempt to convert all present (trial basis) free-banner sites to paid sites. The program has not commenced, no transactions have been recorded and no sums raised or fees received.

We intend to introduce a fixed “price per click” (as opposed to the highest bid strategy employed by all known competitors) which we expect to yield a following dedicated to true content matching rather than a ranking based on price. This plan will be modified to offer discounts to sites producing the highest click ratings. We believe this strategy is not yet in wide use and will require a series of modifications to test and prove the concept. In the opinion of management, the bidding concept for key words is not the proper, customer-centric way to determine the priority order of websites to be shown in search results. We believe that showing the most frequently accessed sites at the top of the results list produces a more practical result for users/searchers.

Results of Operations

We are a development stage company. We have relied on funds raised through sales of our common stock and from loans from officers to fund our operations. For the period from inception (November 15, 1999) to December 31, 2009, we had no operating revenues and incurred net operating losses of $6,868,468.  For the three months ended December 31, 2009 and 2008 we incurred net operating losses of $145,496 and $100,367, respectively which consisted principally of product development costs and legal and accounting fees primarily incurred in connection with ongoing SEC filing requirements.

Liquidity and Capital Resources

Our cash at December 31, 2009 and September 30, 2009, was $121,515 and $391,798, respectively. We will need to raise additional funds to finance our proposed operations during the next 12 months. No assurance can be given that funding will be available to us, on reasonable terms, if at all.

Net cash used in operating activities in the three months ended December 31, 2009 and December 31, 2008 was $170,283 and $160,181, respectively.  Net cash used in operating activities from inception through December 31, 2009 was $2,797,154. Net cash used in financing activities for the three months ended December 31, 2009 was $100,000.  Net cash provided by financing activities for the three months ended December 31, 2008 and from inception through December 31, 2009 was $29,711 and $3,290,053, respectively.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.                      CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations on Effectiveness of Controls and Procedures

Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 1A.                      RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any equity securities during the quarter ended December 31, 2009.  (CONFIRM)

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION

In November 2009, one person subscribed to purchase 3,000 shares of our common stock at a price of $1.20 per share or an aggregate of $3,600. The sale was  funded and completed in February 2010.

On January 29, 2009 Gary Benware resigned as our Chief Financial Officer and Luke Lalonde was appointed as our Acting Chief Financial Officer. Mr. Benware’s resignation was not the result of any disagreements with us on any matters related to his engagement as our Chief Financial Officer.

ITEM 6.  EXHIBITS

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.                                Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
32.1 / 32.2	Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 16, 2010                                                                SuperDirectories, Inc.

By:           /s/ Luke Lalonde
Luke Lalonde, President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer