Form 10-Q
period 2010-05-11
SuperDirectories Inc.
filed 2010-05-12
CIK 1338624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 12, 2010 there were 158,849,157 shares of the issuer’s common stock, par value $0.01, issued and outstanding.

SUPERDIRECTORIES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	PAGE
Balance Sheets (Unaudited) as of March 31, 2010and September 30, 2009	4

Statements of Operations (Unaudited) for the three and six months ended March 31, 2010 and 2009 and for the period from November 15, 1999 (Inception) through March 31, 2010	5

Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited) for the period from November 15, 1999 (Inception) through March 31, 2010	6

Statements of Cash Flows (Unaudited) for the six months ended March 31, 2010 and 2009 and for the period from November 15, 1999 (Inception) through March 31, 2010	8

Notes to Financial Statements (Unaudited)	9

SuperDirectories, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	As of	As of
	March 31,	September 30,
	2010	2009
ASSETS

Current assets
Cash and cash equivalents	$ 18,471	$ 391,798
Total current assets	18,471	391,798

Property and equipment
Office equipment	124,222	124,222
Less: Accumulated depreciation	(93,516)	(84,387)
Total property and equipment, net	30,706	39,835

Trade name, net	1,486	1,595

TOTAL ASSETS	$ 50,663	$ 433,228

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accrued expenses	$ -	$ 24,000
Accounts payable	1,180	5,578
Advances from officer	116,709	186,709
Total current liabilities	117,889	216,287

Stockholders' equity (deficit)
Capital stock, par value $0.01 per share, 200,000,000
shares authorized, and 158,821,157 shared issued
and outstanding as of March 31, 2010 and
September 30, 2009, respectively	1,588,291	1,588,211
Additional paid-in capital	5,360,222	5,351,702
Deficit accumulated during the development stage	(7,015,739)	(6,722,972)
Total stockholders' equity (deficit)	(67,226)	216,941

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$ 50,663	$ 433,228

The accompanying notes are an integral part of these financial statements.

.

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					November 15, 1999
					(Inception)
	Three Months Ended		Six Months Ended		through
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010

Revenues	$ -	$ -	$ -	$ -	$ -

Expenses
General and administrative expenses	70,295	60,614	123,235	107,530	5,706,519
Software costs	72,613	70,877	161,560	127,053	1,045,673
Depreciation and amortization	4,448	3,120	9,238	6,465	95,288
Impairment loss	-	-	-	-	243,903

Total operating expenses	147,356	134,611	294,033	241,048	7,091,383

Other income
Other income	-	-	-	-	125
Interest income	85	4,144	1,266	10,214	75,519
Total other income	85	4,144	1,266	10,214	75,644

Income tax expense	-	-	-	-	-

Net loss	$ (147,271)	$ (130,467)	$ (292,767)	$ (230,834)	$ (7,015,739)

Loss per common share - Basic
and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average common shares
outstanding - Basic and diluted	158,824,757	158,851,157	158,822,937	158,813,648

The accompanying notes are an integral part of these financial statements.

SuperDirectories, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For the period from November 15, 1999 (Inception) through March 31, 2010
(Unaudited)
	Common Stock		Additional Paid-in	Common Stock	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Subscriptions	Stage	Equity/(Deficit)

Balance, November 15, 1999 (inception)	-	$ -	$ -	$ -	$ -	$ -

Issuance of common stock	140,500,000	1,405,000	(1,000,000)	-	-	405,000

Net loss	-	-	-	-	(128,347)	(128,347)

Balance at September 30, 2000	140,500,000	1,405,000	(1,000,000)	-	(128,347)	276,653

Issuance of common stock	46,500	465	46,035	-	-	46,500

Net loss	-	-	-	-	(109,493)	(109,493)

Balance at September 30, 2001	140,546,500	1,405,465	(953,965)	-	(237,840)	213,660

Issuance of common stock	3,228,299	32,283	132,932	-	-	165,215

Net loss	-	-	-	-	(121,664)	(121,664)

Balance at September 30, 2002	143,774,799	1,437,748	(821,033)	-	(359,504)	257,211

Issuance of common stock	507,408	5,074	20,296	-	-	25,370

Net loss	-	-	-	-	(51,503)	(51,503)

Balance at September 30, 2003	144,282,207	1,442,822	(800,737)	-	(411,007)	231,078

Issuance of common stock	7,934,119	79,341	271,361	-	-	350,702

Net loss	-	-	-	-	(109,209)	(109,209)

Balance at September 30, 2004	152,216,326	1,522,163	(529,376)	-	(520,216)	472,571

Issuance of common stock	4,656,036	46,561	504,104	-	-	550,665

Stock-based compensation expensed
Options valued at $0.492 per share	-	-	1,247,220	-	-	1,247,220
Options valued at $0.49 per share	-	-	1,242,150	-	-	1,242,150

Exercise of stock options	2,484,300	24,843	(24 843)	-	-	-

Net loss	-	-	-	-	(2,783,739)	(2,783,739)

Balance at September 30, 2005	159,356,662	1,593,567	2,439,255	-	(3,303,955)	728,867

Issuance of common stock	595,674	5,957	589,718	-	-	595,674

Stock-based compensation expensed
Options valued at $.492 per share	-	-	1,247,220	-	-	1,247,220

Exercise of stock options	4,968,600	49,686	(49,686)	-	-	-

Stock subscription received	-	-	-	4,040	-	4,040

Net loss	-	-	-	-	(1,868,183)	(1,868,183)

SuperDirectories, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For the period from November 15, 1999 (Inception) through March 31, 2010
(Unaudited)

Deficit
Accumulated
	Additional	Common	During the	Total
Common Stock	Paid	Stock	Development	Stockholders'
	Shares	Amount	Capital	Subscriptions	Stage	Equity/(Deficit)
Balance at September 30, 2006	164,920,936	1,649,209	4,226,507	4,040	(5,172,138)	707,618

Issuance of common stock	500,280	5,003	495,277	-	-	500,280

Stock subscriptions	-	-	-	(4,040)	-	(4,040)

Net loss	-	-	-	-	(512,791)	(512,791)

Balance at September 30, 2007	165,421,216	1,654,212	4,721,784	-	(5,684,929)	691,067

Issuance of common stock	717,899	7,179	710,720	-	-	717,899

Retired common stock	(7,347,669)	(73,477)	(110,215)	-	-	(183,692)

Net loss	-	-	-	-	(509,637)	(509,637)

Balance at September 30, 2008	158,791,446	1,587,914	5,322,289	-	(6,194,566)	715,637

Issuance of common stock	29,711	297	29,413	-	-	29,710

Net loss	-	-	-	-	(528,406)	(528,406)

Balance at September 30, 2009	158,821,157	1,588,211	5,351,702	-	(6,722,972)	216,941

Issuance of common stock	8,000	80	8,520	-	-	8,600

Net loss	-	-	-	-	(292,767)	(292,767)

Balance at March 31, 2010	158,829,157	$ 1,588,291	$ 5,360,222	$ -	$ (7,015,739)	$ (67,226)

The accompanying notes are an integral part of these financial statements.

SUPERDIRECTORIES, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			November 15,
			1999
			(Inception)
	Six Months Ended		through
	March 31,		March 31,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss	$ (292,767)	$ (230,834)	$ (7,015,739)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-cash stock compensation expense	-	-	3,736,569
Depreciation and amortization	9,238	6,465	95,288
Impairment loss	-	-	243,903
Changes in operating assets and liabilities
Prepaid expenses and other current assets	-	(7,651)	-
Accounts payable	(4,398)	(14,583)	1,180
Accrued expense	(24,000)	(39,233)	-
Net Cash Used in Operating Activities	(311,927)	(285,836)	(2,938,799)

Cash Flows from Investing Activities
Purchase of fixed assets	-	-	(368,126)
Trade name	-	-	(3,257)
Net Cash Used in Investing Activities	-	-	(371,383)

Cash Flows From Financing Activities
Issuance of common stock	8,600	29,711	3,395,636
Retirement of common stock	-	-	(183,692)
Repayments of advances from officer	(100,000)	-	(100,000)
Advances from officer	30,000	-	216,709
Net Cash (Used In) Provided by Financing Activities	(61,400)	29,711	3,328,653

Net Increase (Decrease) in Cash and Cash Equivalents	(373,327)	(256,125)	18,471

Cash and Cash Equivalents at Beginning of Period	391,798	750,242	-

Cash and Cash Equivalents at End of Period	18,471	494,117	18,471

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

Non-Cash Investing and Financing Activities:
None

The accompanying notes are an integral part of these financial statements.

SUPERDIRECTORIES, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of presentation:

The accompanying unaudited financial statements of SuperDirectories, Inc. have been prepared in accordance with generally accepted accounting principles used in the United States of America and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the three-month and six-month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Report on Form 10-K for the year ended September 30, 2009.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. Cash balances at March 31, 2010 did not exceed FDIC insurance protection levels, however, periodically, cash balances may exceed FDIC insurance protection levels; subjecting the Company to risk related to the uninsured balance. The Company’s deposits are held at large established bank institutions and management believes that the risk of loss associated with any uninsured balances is remote.

Property and Equipment

Property and equipment are stated at cost when purchased. Depreciation of property and equipment is computed using the straight-line method based on the estimated useful lives of the assets. The useful life of office equipment is from 3 to 5 years. Upon retirement or disposal of an asset, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the determination of net income (loss). Depreciation expense was $9,129 and $6,356 for the six months ended March 31, 2010 and 2009, respectively.

Trade name is carried at cost less accumulated amortization. Intangible assets with finite lives are generally amortized on a straight-line basis over the economic lives of the respective assets, generally two to fifteen years. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. The Company recorded amortization expense of $109 and $109 for the six-month periods ended March 31, 2010 and 2009, respectively.

Income taxes

Income taxes are recorded in accordance with ASC No. 740, Income Taxes (“ASC 740”) which requires an asset and liability approach for accounting for income taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes relating primarily to differences between the financial and tax basis of the balance sheet elements. The deferred tax assets represent the future return consequences of differences which will be deductible when the assets or liabilities are recovered or settled. Conversely, a deferred tax liability is required when the basis differences will yield a future taxable amount when the asset or liability is settled.

Software Costs

Software costs are expensed as incurred and consist primarily of subcontractor payments and related expenses for enhancements to and maintenance of the Company’s network and the classification and organization of listings. The Company also incurs development costs for database development and website development. Development costs are capitalized. To date, these development costs have been impaired and classified as software costs until management expects such costs can generate revenues in the future.

Earnings (Loss) per Share of Common Stock

Earnings (loss) per share are computed by dividing net income (loss) by weighted average common shares outstanding for the period. Basic earnings per share are computed using an unadjusted weighted average number of shares of common stock. Diluted earnings per share are compiled using the weighted average number of shares of common stock, outstanding during the period plus an adjustment for the dilutive effect of securities convertible into common stock. The Company has no dilutive securities.

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (formerly Statement of Financial Accounting Standards (“FASB”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”).  ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP.  The standard is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of the standard on September 30, 2009, which did not have a material impact on its financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165, which is incorporated in FASB ASC Topic No. 855, “Subsequent Events” (“ASC 855”), establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with ASC 855, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted ASC 855 effective June 30, 2009 and the adoption did not have a material impact on its financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” to provide amendments to the criteria in Subtopic 609-24 of the Codification for separating consideration into multiple-deliverable revenue arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of each specific deliverable, which includes vendor-specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available or estimated selling price if neither VSOE nor third party evidence is available. ASU 2009-13 also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not anticipate that this pronouncement will have a material impact on its results of operations or financial position.

In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force.” This Update removes tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in Subtopic 985-605 of the Codification. Additionally, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software that is not essential to the product’s functionality. ASU 2009-14 requires the same expanded disclosures that are included within ASU 2009-13. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. A company is required to adopt the amendments in both ASU 2009-13 and ASU 2009-14 in the same period using the same transition method. The Company does not anticipate that this pronouncement will have a material impact on its results of operations or financial position

There were various other accounting standards and interpretations issued in 2010, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Reclassifications

Certain amounts in the financial statements of the prior periods have been reclassified to conform to the current presentation for comparative purposes.

Note 3 – Going concern:

During the six months ended March 31, 2010, SuperDirectories, Inc.  has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on advance from its officer. In addition to negative cash flow from operations, SuperDirectories, Inc. has experienced recurring net losses, and has an accumulated deficit of approximately $7.0 million.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if SuperDirectories, Inc. is unable to continue as a going concern.

Note 4 – Related party transactions:

SuperDirectories, Inc. receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company of which the majority stockholder is the majority stockholder of SuperDirectories, Inc. Services and rentals from related parties of $24,000 and $24,000 for each of the six months ended March 31, 2010 and 2009, respectively, are included in general and administrative expenses.

During the six months ended March 31, 2010, the Company repaid $100,000 to the President and majority shareholder for prior advances provided to the Company to fund its current operations and received $30,000 of additional advances. As of March 31, 2010, the amount due to the President and majority shareholder was $116,709.  The advance to the Company is noninterest bearing and is payable upon demand.

Note 5 – Capital stock:

On November 9, 2009, the Company entered into a subscription agreement with a third party investor and sold 3,000 shares of its common stock at a price of $1.20 per share for an aggregate of $3,600, and the shares were issued in February 2010.

On February 16, 2010, the Company sold 5,000 shares of its common stock to a third party investor for $5,000, or $1.00 per share.

Note 6 – Income taxes:

The net deferred tax benefits in the accompanying balance sheets include the following components:

	March 31, 2010	September 30, 2009
Deferred tax assets	$ 2,942,886	$ 2,815,993
Less: valuation allowance	(2,942,886)	(2,815,993)
Net deferred tax benefits	$ -	$ -

Deferred taxes relate primarily to unused net operating loss carry-forwards of approximately $7.0 million, tax-effected at rates of 34% for federal taxes and 8% for state taxes. Due to the uncertainty regarding the level of future earnings, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized, principally due to the expiration of net operating loss carry-forwards.  Net operating loss carry-forwards begin to expire in 2019.

Note 7 – Subsequent events:

The Company entered into subscription agreements for the sale of its common stock to third parties and sold 10,000 shares at a price of $1.00 per share and 10,000 shares at a price of $1.20 per share, for aggregate proceeds of $22,000.  The proceeds were received and the shares were issued subsequent to March 31, 2010.

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

Our plan of operation for the next twelve months is dependent upon our raising additional capital.  At the present time, we have $18,471 in cash available and believe we can satisfy our capital requirements for the 12 months ending March 31, 2011 from existing cash and sales of our common stock.  No assurance can be given however, that we will be able to sell shares of our common stock.  During the 12 months ending March 31, 2011, we will continue to engage consultants to perform “human” editing services, expanding the quality and size of our searchable directory. As expansion occurs, and as increased user activity places greater demand on the system, more hardware (servers and routers) will be added to manage the increased volume of data stored in the database and presented by the online directory.  Except for one or more servers and routers as may be occasioned by large demand for our directory, we do not expect to purchase any significant equipment or make any other capital expenditure.

We have been successful in financing our operational and developmental activities to date by selling shares of our common stock and from advances from our President. While we have no assurance that we will be able to continue that success, our current available cash balance is $18,471 and we expect that we will be able to raise sufficient capital to continue development until income producing business operations are commenced.  We have no plans for other business activities if we are unable to raise required funds. Based upon cash currently available we feel we will need to raise additional capital of approximately $880,000 in order to continue for the twelve month period ending March 31, 2011 at planned levels of activity. Our activities to date have been limited to building our database and those activities will continue. The information available through our directory comes from ever changing and growing sources. Therefore, our task of adding to our database will be continuous and ongoing.

We believe that on or about June 2010, we will have a sufficient database to make our website marketable.  We currently have 28 directory editors, who work on a contract basis, research subjects for our directory, create new categories and add websites to our directory.  Our average cost per directory consultant is approximately $1,200 per month. We are currently conducting a training program for our editors to help us to reach the desired efficiency of each editor being able to add approximately 1,800 new links per day into our database.

We currently have five servers in operation – two in Watertown, New York at facilities operated by Westelcom, two in Gatineau, Quebec, and one installed at facilities operated by MCI in Montreal, Quebec. We plan to install a sixth server at a Westelcom facility in Plattsburgh, New York during May 2010.

In October 2010, we intend to start building an administrative staff that will be needed to manage our business as we prepare to move from a developmental to operational mode. In this regard, we plan to add approximately six administrative personnel and expect to begin to incur related payroll costs of approximately $15,000 per month.

By October 2010, we anticipate that we will have sufficiently developed our database to the point where we can offer a product that will be receptive to potential customers. At that time, although we will continue to add to our database, we intend to start adding marketing personnel to develop and implement a plan to bring our product into the marketplace. We plan to add 2 marketing personnel per month beginning in October 2010 until we reach a total of 10 at an approximate monthly payroll cost of $2,750 per such employee.

We expect that our marketing team will be fully assembled by March 2011.  At that point, much of the effort of our marketing team will be directed to developing a national marketing effort and formulating a plan and cost projection to carry it out.  Our national marketing effort is not expected to commence until after November 2010.  The feasibility of our national marketing plan will be dependent on our ability to raise additional capital and we have no assurances that this can be accomplished.  However, it is not vital to our operations and we will implement it only when and if we do have sufficient funds.  We have no present plans for any other business.

Following is a summary of our expected expenditures for the twelve months ending March 31, 2011:

					12 Months
	April	July	October	January	Ending
	Through June	Through September	Through December	Through March	March 31, 2011

Directory Consultants	$84,000	$84,000	$84,000	$84,000	$336,000
Professional services	6,000	6,000	6,000	6,000	24,000
Adm. Personnel	15,000	45,000	45,000	45,000	150,000
Marketing personnel	5,500	49,500	82,500	82,500	220,000
Product development	15,000	15,000	15,000	15,000	60,000
Rental expense	12,000	12,000	12,000	12,000	48,000
Travel expense	4,000	4,000	4,000	4,000	16,000
Automobile expense	2,000	2,000	2,000	2,000	8,000
Telephone expense	1,200	1,200	1,200	1,200	4,800
Office supplies	900	900	900	900	3,600
Bank fees	75	75	75	75	300
Install new server	10,000				10,000
	$155,675	$219,675	$252,675	$252,675	$880,700

Funding for our planned operations over the twelve months ended March 31, 2011 is expected to consist of cash currently on hand of  $18,471 and sales of securities of approximately $880,000.  If we are able to successfully develop and market our directory, we expect to generate revenue from several different sources but no assurances can be given that this will prove to be the case.

A major portion of our anticipated revenues is expected to come from Pay Per Click fees which we expect will commence on or before May 31, 2010. We are presently generating 245,000 clicks per month and we have no agreements in place at this time to convert clicks to dollars. Our rate structure will be a flat $0.25 per click compared to an average of $0.92 per click for Google and Yahoo, the most measurable in our industry who generate more than 2,000,000 clicks per day. We expect to increase our monthly click rate as rapidly as our financing will permit us to conduct our marketing activities.

Banners will be sold on an annual basis, starting as soon as possible after October 2010 when we will attempt to convert all present (trial basis) free-banner sites to paid sites. The program has not commenced, no transactions have been recorded and no sums raised or fees received.

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

Results of Operations

We are a development stage company. We have relied on funds raised through sales of our common stock and from loans from officers to fund our operations. For the period from November 15, 1999 (inception) to March 31, 2010, we had no operating revenues and incurred net operating losses of $7,015,739.  For the three months ended March 31, 2010 and 2009 we incurred net operating losses of $147,271 and $130,467, respectively. For the six months ended March 31, 2010 and 2009 we incurred net operating losses of $292,767 and $230,834, respectively. Our net operating losses consisted principally of product development costs and legal and accounting fees primarily incurred in connection with ongoing SEC filing requirements.

Liquidity and Capital Resources

Our cash at March 31, 2010 and September 30, 2009, was $18,471 and $391,798, respectively. We will need to raise additional funds to finance our proposed operations during the next 12 months. No assurance can be given that funding will be available to us, on reasonable terms, if at all.

Net cash used in operating activities in the six months ended March 31, 2010 and March 31, 2009 was $311,927 and $285,836, respectively.  Net cash used in operating activities from inception through March 31, 2010 was $2,938,799. Net cash used in financing activities for the six months ended March 31, 2010 was $61,400.  Net cash provided by financing activities for the six months ended March 31, 2009and from inception through March 31, 2010 was $29,711 and $3,328,653, respectively.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165, which is incorporated in FASB ASC Topic No. 855, “Subsequent Events”( “ASC855”),  establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with ASC 855, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. We adopted ASC 855 effective June 30, 2009 and the adoption did not have a material impact on our financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” to provide amendments to the criteria in Subtopic 609-24 of the Codification for separating consideration into multiple-deliverable revenue arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of each specific deliverable, which includes vendor-specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available or estimated selling price if neither VSOE nor third party evidence is available. ASU 2009-13 also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not anticipate that this pronouncement will have a material impact on our results of operations or financial position.

In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force.” This Update removes tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in Subtopic 985-605 of the Codification. Additionally, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software that is not essential to the product’s functionality. ASU 2009-14 requires the same expanded disclosures that are included within ASU 2009-13. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. A company is required to adopt the amendments in both ASU 2009-13 and ASU 2009-14 in the same period using the same transition method. We do not anticipate that this pronouncement will have a material impact on our results of operations or financial position

There were various other accounting standards and interpretations issued in 2009, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

The preparation of financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities as of the date of the financial statements.  On an ongoing basis, we evaluate our estimates, including those related to; impairment of website development costs, value of our stock issued to consultants for services and deferred taxes.  We base our estimates on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items are reasonable.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On November 9, 2009, the Company entered into a subscription agreement with a third party investor and sold 3,000 shares of its common stock at a price of $1.20 per share for an aggregate of $3,600, and the shares were issued in February 2010.

On February 16, 2010, the Company sold 5,000 shares of its common stock to a third party investor for $5,000, or $1.00 per share.

On March 23, 2010, the Company entered into a subscription agreement with a third party and sold 10,000 shares of its common stock at a price of $1.00 per share for an aggregate of $10,000.  The proceeds were received and the shares were issued in April 2010.

On May 3, 2010, the Company sold 10,000 shares of its common stock to two third party investors for $12,000, or $1.20 per share.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      OTHER INFORMATION

On January 29, 2009 Gary Benware resigned as our Chief Financial Officer and Luke Lalonde was appointed as our Acting Chief Financial Officer. Mr. Benware’s resignation was not the result of any disagreements with us on any matters related to his engagement as our Chief Financial Officer.

ITEM 5.                      EXHIBITS

In reviewing the agreements included as exhibits to this Form 10-Q, they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Date:  May 12, 2010                                                                           SuperDirectories, Inc.

By:           /s/ Luke Lalonde
Luke Lalonde, President, Principal Executive Officer, Treasurer and Principal Financial Officer