Form 10-Q
period 2010-07-27
SuperDirectories Inc.
filed 2010-07-27
CIK 1338624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐ No ☒

As of July 27, 2010 there were 158,876,407 shares of the issuer’s common stock, par value $0.01, issued and outstanding.

SUPERDIRECTORIES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	PAGE

Balance Sheets as of June 30, 2010 and September 30, 2009 (Unaudited)	4

Statements of Operations for the three and nine months ended
June 30, 2010 and 2009 and for the period from
November 15, 1999 (Inception) through June 30, 2010 (Unaudited)	5

Statement of Changes in Stockholders' Equity (Deficit) for the period
from November 15, 1999 (Inception) through June 30, 2010 (Unaudited)	6

Statements of Cash Flows for the nine months ended June 30, 2010 and 2009 and for the period from November 15, 1999
(Inception)through June 30, 2010 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8

SuperDirectories, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	As of	As of
	June 30,	September 30,
	2010	2009
ASSETS

Current assets
Cash and cash equivalents	$11,806	$391,798
Total current assets	11,806	391,798

Property and equipment
Office equipment	124,222	124,222
Less: Accumulated depreciation	(97,781)	(84,387)
Total property and equipment	26,441	39,835

Trade name, net	1,432	1,595

TOTAL ASSETS	$39,679	$433,228

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accrued expenses	$-	$24,000
Accounts payable	-	5,578
Advances from officer	166,709	186,709
Total current liabilities	166,709	216,287

Stockholders' equity (deficit)
Capital stock, par value $0.01 per share, 200,000,000
shares authorized, 158,876,407 and 158,821,157 shares issued and outstanding as of June 30, 2010 and
September 30, 2009	1,588,764	1,588,211
Additional paid-in capital	5,414,449	5,351,702
Deficit accumulated during the development stage	(7,130,243)	(6,722,972)
Total stockholders' equity (deficit)	(127,030)	216,941

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$39,679	$433,228

The accompanying notes are an integral part of these financial statements
.

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					November 15, 1999
					(Inception)
	Three Months Ended		Nine Months Ended		through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative expenses	70,086	45.365	193,321	152,896	5,776,605
Software costs	40,101	67,584	201,661	194,638	1,085,774
Depreciation and amortization	4,319	6,822	13,557	13,287	99,607
Impairment loss	-	-	-	-	243,903

Total operating expenses	114,506	119,771	408,539	360,821	7,205,889

Other income
Other income	-	-	-	-	125
Interest income	2	3,036	1,268	13,251	75,521
Total other income	2	3,036	1,268	13,251	75,646

Income tax expense	-	-	-	-	-

Net loss	$(114,504)	$(116,735)	$(407,271)	$(347,570)	$(7,130,243)

Loss per common share - Basic
and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average commons shares
outstanding - Basic and diluted	158,851,610	158,821,157	158,832,495	158,817,443

The accompanying notes are an integral part of these financial statements

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)
For the period from November 15, 1999 (Inception) through June 30, 2010 (Unaudited)

						Deficit
						Accumulated
			Additional	Common	Common	During the	Total
	Common Stock		Paid-in	Stock	Stock	Development	Stockholders'
	Shares	Amount	Capital	Options	Subscriptions	Stage	Equity

Balance, November 15, 1999 (inception)	-	$-	$-	$-	$-	$-	$-

Issuance of common stock	140,500,000	1,405,000	(1,000,000)	-	-	-	405,000

Net loss	-	-	-	-	-	(128,347)	(128,347)

Balance at September 30, 2000	140,500,000	1,405,000	(1,000,000)	-	-	(128,347)	276,653

Issuance of common stock	46,500	465	46,035	-	-	-	46,500

Net loss	-	-	-	-	-	(109,493)	(109,493)

Balance at September 30, 2001	140,546,500	1,405,465	(953,965)	-	-	(237,840)	213,660

Issuance of common stock	3,228,299	32,283	132,932	-	-	-	165,215

Net loss	-	-	-	-	-	(121,664)	(121,664)

Balance at September 30, 2002	143,774,799	1,437,748	(821,033)	-	-	(359,504)	257,211

Issuance of common stock	507,408	5,074	20,296	-	-	-	25,370

Net loss	-	-	-	-	-	(51,503)	(51,503)

Balance at September 30, 2003	144,282,207	1,442,822	(800,737)	-	-	(411,007)	231,078

Issuance of common stock	7,934,119	79,341	271,361	-	-	-	350,702

Net loss	-	-	-	-	-	(109,209)	(109,209)

Balance at September 30, 2004	152,216,326	1,522,163	(529,376)	-	-	(520,216)	472,571

Issuance of common stock	4,656,036	46,561	504,104	-	-	-	550,665

Stock-based compensation expensed
Options valued at $.492 per share	-	-	-	1,247,220	-	-	1,247,220
Options valued at $.49 per share	-	-	-	1,242,150	-	-	1,242,150

Exercise of stock options	2,484,300	24,843	1,217,307	(1,242,150)	-	-	-

Net loss	-	-	-	-	-	(2,783,739)	(2,783,739)

Balance at September 30, 2005	159,356,662	1,593,567	1,192,035	1,247,220	-	(3,303,955)	728,867

Issuance of common stock	595,674	5,957	589,718	-	-	-	595,674

Stock-based compensation expensed
Options valued at $.492 per share	-	-	-	1,247,220	-	-	1,247,220

Exercise of stock options	4,968,600	49,686	2,444,754	(2,494,440)	-	-	-

Stock subscription received	-	-	-	-	4,040	-	4,040

Net loss	-	-	-	-	-	(1,868,183)	(1,868,183)

Balance at September 30, 2006	164,920,936	1,649,209	4,226,507	-	4,040	(5,172,138)	707,618

Issuance of common stock	500,280	5,003	495,277	-	-	-	500,280

Stock subscriptions	-	-	-	-	(4,040)	-	(4,040)

Net loss	-	-	-	-	-	(512,791)	(512,791)

Balance at September 30, 2007	165,421,216	1,654,212	4,721,784	-	-	(5,684,929)	691,067

Issuance of common stock	717,899	7,179	710,720	-	-	-	717,899

Retired common stock	(7,347,669)	(73,477)	(110,215)	-	-	-	(183,692)

Net loss	-	-	-	-	-	(509,637)	(509,637)

Balance at September 30, 2008	158,791,446	1,587,914	5,322,289	-	-	(6,194,566)	715,637

Issuance of common stock	29,711	297	29,413	-	-	-	29,710

Net loss	-	-	-	-	-	(528,406)	(528,406)

Balance at September 30, 2009	158,821,157	1,588,211	5,351,702	-	-	(6,722,972)	216,941

Issuance of common stock	55,250	553	62,747	-	-	-	63,300

Net loss	-	-	-	-	-	(407,271)	(407,271)

Balance at June 30, 2010	158,876,407	$1,588,764	$5,414,449	$-	$-	$(7,130,243)	$(127,030)

The accompanying notes are an integral part of these financial statements

SuperDirectories, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			November 15,
			1999
			(Inception)
	Nine Months Ended		through
	June 30,		June 30,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss	$(407,271)	$(347,570)	$(7,130,243)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-cash stock compensation expense	-	-	3,736,570
Depreciation and amortization	13,557	13,287	99,607
Impairment loss	-	-	243,903
Changes in operating assets and liabilities
Prepaid expenses and other current assets	-	(11)	-
Accounts payable	(5,578)	(16,275)	18,422
Accrued expense	(24,000)	(39,233)	(18,423)
Net Cash Used in Operating Activities	(423,292)	(389,802)	(3,050,164)

Cash Flows from Investing Activities
Purchase of fixed assets	-	(44,636)	(368,126)
Trade name	-	-	(3,257)
Net Cash Used in Investing Activities	-	(44,636)	(371,383)

Cash Flows From Financing Activities
Issuance of common stock	63,300	29,711	3,450,336
Retirement of common stock	-	-	(183,692)
Repayments of advances from officer	(100,000)	-	(100,000)
Advances from officer	80,000	69,708	266,709
Net Cash Provided by Financing Activities	43,300	99,419	3,433,353

Net Increase (Decrease) in Cash and Cash Equivalents	(379,992)	(335,019)	11,806

Cash and Cash Equivalents at Beginning of Period	391,798	750,242	-

Cash and Cash Equivalents at End of Period	$11,806	$415,223	$11,806

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

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

The accompanying unaudited financial statements of SuperDirectories, Inc. have been prepared in accordance with generally accepted accounting principles used in the United States of America and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the three-month and nine-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Report on Form 10-K for the year ended September 30, 2009.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. Cash balances at June 30, 2010 did not exceed FDIC insurance protection levels, however, periodically, cash balances may exceed FDIC insurance protection levels; subjecting the Company to risk related to the uninsured balance. The Company’s deposits are held at large established bank institutions and management believes that the risk of loss associated with any uninsured balances is remote.

Property and Equipment

Property and equipment are stated at cost when purchased. Depreciation of property and equipment is computed using the straight-line method based on the estimated useful lives of the assets. The useful life of office equipment is from 3 to 5 years. Upon retirement or disposal of an asset, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the determination of net income (loss). Depreciation expense was $13,394 and $13,124 for the nine months ended June 30, 2010 and 2009, respectively.

Trade name is carried at cost less accumulated amortization. Intangible assets with finite lives are generally amortized on a straight-line basis over the economic lives of the respective assets, generally two to fifteen years. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. The Company recorded amortization expense of $163 and $163 for the nine-month periods ended June 30, 2010 and 2009, respectively.

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

In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force.” This Update removes tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in Subtopic 985-605 of the Codification. Additionally, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software that is not essential to the product’s functionality. ASU 2009-14 requires the same expanded disclosures that are included within ASU 2009-13. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. A company is required to adopt the amendments in both ASU 2009-13 and ASU 2009-14 in the same period using the same transition method. The Company does not anticipate that this pronouncement will have a material impact on its results of operations or financial position

There were various other accounting standards and interpretations issued in 2010, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Reclassifications

Certain amounts in the financial statements of the prior periods have been reclassified to conform to the current presentation for comparative purposes.

Subsequent Events

The Company evaluated all subsequent events from June 30, 2010 through the date of the issuance of the financial statements.

Note 3 – Going concern:

During the nine months ended June 30, 2010, SuperDirectories, Inc. has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its officer. In addition to negative cash flow from operations, SuperDirectories, Inc. has experienced recurring net losses, and has an accumulated deficit of approximately $7.1 million.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if SuperDirectories, Inc. is unable to continue as a going concern.

Note 4 – Related party transactions:

SuperDirectories, Inc. receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company of which the majority stockholder is the majority stockholder of SuperDirectories, Inc. Services and rentals from related parties of $36,000 and $36,000 for each of the nine months ended June 30, 2010 and 2009, respectively, are included in general and administrative expenses.

During the nine months ended June 30, 2010, the Company repaid $100,000 to its President and majority shareholder for prior advances provided to the Company to fund its current operations, and received $80,000 of additional advances. As of June 30, 2010, the amount due to the President and majority shareholder was $166,709.  The advance to the Company is unsecured, non-interest bearing and is payable upon demand.

Note 5 – Capital stock:

On November 9, 2009, the Company entered into a subscription agreement with a third party investor and sold 3,000 shares of its common stock at a price of $1.20 per share for an aggregate of $3,600.  The shares were issued in February 2010.

On February 16, 2010, the Company sold 5,000 shares of its common stock to a third party investor for $5,000, or $1.00 per share.

On March 23, 2010, the Company sold 10,000 shares of its common stock to a third party investor for $10,000, or $1.00 per share. The shares were issued in April 2010.

On April 30, 2010, the Company sold 10,000 shares of its common stock to a third party investor for $12,000, or $1.20 per share.

On May 9, 2010, the Company sold 6,000 shares of its common stock to a third party investor for $7,200, or $1.20 per share.

On May 11, 2010, the Company sold 1,500 shares of its common stock to a third party investor for $1,800, or $1.20 per share.

On May 14, 2010, the Company sold 3,000 shares of its common stock to a third party investor for $3,600, or $1.20 per share.

On May 27, 2010, the Company sold 3,000 shares of its common stock to a third party investor for $3,600, or $1.20 per share.

On May 31, 2010, the Company sold 3,000 shares of its common stock to a third party investor for $3,600, or $1.20 per share.

On June 17, 2010, the Company sold 10,750 shares of its common stock to a third party investor for $12,900, or $1.20 per share.

Note 6 – Income taxes:

The net deferred tax benefits in the accompanying balance sheets include the following components:

	June 30, 2010	September 30, 2009
Deferred tax assets	$ 2,992,769	$ 2,815,993
Less: valuation allowance	(2,992,769)	(2,815,993)
Net deferred tax benefits	$ -	$ -

Deferred taxes relate primarily to unused net operating loss carry-forwards of approximately $7.1 million, tax-effected at rates of 34% for federal taxes and 8% for state taxes. Due to the uncertainty regarding the level of future earnings, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized.  Net operating loss carry-forwards begin to expire in 2019.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This section of the report includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Our plan of operation for the next twelve months is dependent upon our raising additional capital.  At the present time, we have approximately $11,806 in cash available and believe we can satisfy our capital requirements for the 12 months ending June 30, 2011 from existing cash and sales of our common stock.  No assurance can be given however, that we will be able to sell shares of our common stock.  During the 12 months ending June 30, 2011, we will continue to engage consultants to perform “human” editing services, expanding the quality and size of our searchable directory. As expansion occurs, and as increased user activity places greater demand on the system, more hardware (servers and routers) will be added to manage the increased volume of data stored in the database and presented by the online directory.  Except for one or more servers and routers as may be occasioned by large demand for our directory, we do not expect to purchase any significant equipment or make any other capital expenditure.

We have been successful in financing our operational and developmental activities to date by selling shares of our common stock and from advances from our President and majority shareholder. While we have no assurance that we will be able to continue that success, our current available cash balance is approximately $11,806 and we expect that we will be able to raise sufficient capital to continue development until income producing business operations are commenced.  We have no plans for other business activities if we are unable to raise required funds. We believe we will need to raise additional capital of approximately $420,000 in order to continue operations for the twelve month period ending June 30, 2011 at planned levels of activity. Our activities to date have been limited to building our database and those activities will continue. The information available through our directory comes from ever changing and growing sources. Therefore, our task of adding to our database will be continuous and ongoing.

We have recently experienced delays in meeting certain target dates related to our business operations. The delays were principally caused by our need to synchronize the capabilities of our existing servers and to install fiber optic lines in our Gatineau, Quebec facilities. We do not presently anticipate any such further delays.

We believe that on or about November 2010, we will have a sufficient database to make our website marketable.  We currently have 28 directory editors who work on a contract basis, research subjects for our directory, create new categories and add websites to our directory.  Our average cost per directory consultant is approximately $1,200 per month.  We are currently conducting a training program for our editors to help us to reach the desired efficiency of each editor being able to add approximately 1,800 new links per day into our database.

We currently have five servers in operation – two in Watertown, New York at facilities operated by Westelcom, two in Gatineau, Quebec, and one installed at facilities operated by MCI in Montreal, Quebec. We plan to install a sixth server at a Westelcom facility in Plattsburgh, New York during January 2011.

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

We expect that our marketing team will be fully assembled by March 2011.  At that point, much of the effort of our marketing team will be directed to developing a national marketing effort and formulating a plan and cost projection to carry it out.  Our national marketing effort is not expected to commence until after November 2010.  The feasibility of our national marketing plan will be dependent on our ability to raise additional capital and we have no assurances that this can be accomplished.  However, it is not vital to our operations and we will implement it only when and if we have sufficient funds.  We have no present plans for any other business.

Following is a summary of our expected expenditures for the twelve months ending June 30, 2011:

					12 Months
	July	October	January	April	Ending
	Through September	Through December	Through March	Through June	June 30, 2011

Directory Consultants	$20,000	$20,000	$60,000	$60,000	$160,000
Professional services	6,000	6,000	6,000	6,000	24,000
Adm. Personnel	5,000	5,000	5,000	5,000	20,000
Marketing personnel	-	-	25,000	50,000	75,000
Product development	15,000	15,000	15,000	15,000	60,000
Rental expense	12,000	12,000	12,000	12,000	48,000
Travel expense	4,000	4,000	4,000	4,000	16,000
Automobile expense	2,000	2,000	2,000	2,000	8,000
Telephone expense	1,200	1,200	1,200	1,200	4,800
Office supplies	900	900	900	900	3,600
Bank fees	75	75	75	75	300
	$66,175	$66,175	$131,175	$156,175	$419,700

Funding for our planned operations over the twelve months ended June 30, 2011 is expected to consist of cash currently on hand of approximately $11,806 and sales of securities of approximately $420,000.  If we are able to successfully develop and market our directory, we expect to generate revenue from several different sources, but no assurances can be given that this will prove to be the case.

A major portion of our anticipated revenues is expected to come from Pay Per Click fees which we expect will commence on or before November 30, 2010.  We are presently generating 245,000 clicks per month and we have no agreements in place at this time to convert clicks to dollars. Our rate structure will be a flat $0.25 per click compared to an average of $0.92 per click for Google and Yahoo, the most measurable in our industry who generate more than 2,000,000 clicks per day. We expect to increase our monthly click rate as rapidly as our financing will permit us to conduct our marketing activities.

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

Results of Operations

We are a development stage company. We have relied on funds raised through sales of our common stock and from loans from officers to fund our operations. For the period from November 15, 1999 (inception) to June 30, 2010, we had no operating revenues and incurred net operating losses of $7,130,243.  For the three months ended June 30, 2010 and 2009, we incurred net operating losses of $114,504 and $116,735, respectively. For the nine months ended June 30, 2010 and 2009, we incurred net operating losses of $407,271 and $347,570, respectively. Our net operating losses consisted principally of product development costs and legal and accounting fees primarily incurred in connection with ongoing SEC filing requirements.

Liquidity and Capital Resources

Our cash at June 30, 2010 and September 30, 2009, was $11,806 and $391,798, respectively. We will need to raise additional funds to finance our proposed operations during the next 12 months. No assurance can be given that funding will be available to us, on reasonable terms, if at all.

Net cash used in operating activities in the nine months ended June 30, 2010 and June 30, 2009 was $423,292 and $389,802, respectively.  Net cash used in operating activities from inception through June 30, 2010 was $3,050,164. Net cash provided by financing activities for the nine months ended June 30, 2010 and from inception through June 30, 2010 was $43,300 and $3,433,353, respectively.

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

Revenue Recognition

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

In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force.” This Update removes tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in Subtopic 985-605 of the Codification. Additionally, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software that is not essential to the product’s functionality. ASU 2009-14 requires the same expanded disclosures that are included within ASU 2009-13. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. A company is required to adopt the amendments in both ASU 2009-13 and ASU 2009-14 in the same period using the same transition method. We do not anticipate that this pronouncement will have a material impact on our results of operations or financial position

Use of Estimates

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On March 23, 2010, we entered into a subscription agreement with a non-affiliate and sold 10,000 shares of its common stock at a price of $1.00 per share for an aggregate of $10,000.  The shares were issued in April 2010.

On April 30, 2010, we sold an aggregate of 10,000 shares of our common stock to two non-affiliates for $12,000 or $1.20 per share.

On May 9, 2010 and May 11, 2010, we sold an aggregate of 7,500 shares of our common stock to three non-affiliates for $9,000 or $1.20 per share.

On May 14, 2010 we sold an aggregate of 3,000 shares to a non-affiliate for $3,600 or $1.20 per share.

On May 27, 2010 we sold an aggregate of 3,000 shares of our common stock to a non-affiliate for $3,600 or $1.20 per share.

On May 31, 2010 we sold an aggregate of 3,000 shares of our common stock to a non-affiliate for $3,600 or $1.20 per share.

On June 17, 2010 we sold an aggregate of 10,750 shares of our common stock to three non-affiliates at a price of $12,900 or $1.20 per share.

All of the foregoing issuances, except for the May 14, 2010 issuance, were made in reliance on Regulation S under the Securities Act of 1933, as amended. The May 14, 2010 issuance was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      (REMOVED AND RESERVED)

ITEM 5.                      OTHER INFORMATION

None.

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

Date:  July 27, 2010                                                                SuperDirectories, Inc.

By:           /s/ Luke Lalonde
Luke Lalonde, President, Principal Executive Officer, Treasurer and Principal Financial Officer