Form 10-K
period 2010-09-30
SuperDirectories Inc.
filed 2012-03-26
CIK 1338624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13

of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2010

Commission File Number 000-51533

SuperDirectories, Inc.

(Name of small business issuer specified in its charter)

a Wyoming corporation

Incorporated in Delaware on October 1, 1999.	14-1817301
Jurisdiction of incorporation and domicile	I.R.S. Employer ID Number
changed to Wyoming on August 25, 2010.

5337 Route 374, Merrill, New York 12955

(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code (518) 425-0320

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.00000001 par value

Indicate by a check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

Indicate by a check mark whether the registrant has submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by a check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the issuer’s revenues for its most recent fiscal year    $0

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2010: $46,119,897.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 2012: $120,138.

As of September 30, 2010, there were a total of 2,558,879 shares of common stock, par value $0.00000001 per share, issued and outstanding.

As of March 19, 2012, there were 2,903,247,174 shares of common stock, par value $0.00000001 per share, issued and outstanding.

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

We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will” and similar expressions or negatives thereof to identify certain, but not necessarily all, forward-looking statements.  All forward-looking statements in this annual report are made as of the date hereof, based on information available to us as of the date hereof, and we do not undertake any obligation to update publicly any forward-looking statements to reflect subsequent events or circumstances.  Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of SuperDirectories, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  References in this Form 10-K, unless another date is stated, are to September 30, 2010.

INTRODUCTORY NOTE

As used in this Annual Report, the terms “we,” “us,” “our”, “SD”, the “Company” and “Super Directories”, means Super Directories, Inc. (unless the context indicates a different meaning).

PART I

Business

General

Super Directories, Inc., a Wyoming corporation, was formed in October 1999. Our corporate offices are located at 5337 Route 374, Merrill, New York 12955, and our telephone number is (518) 425-0320.  Our website is located at www.superdirectories.com. We are a development stage company whose activities to date have included organization of the company; design and development of the Superdirectories website linking to the Company’s searchable directory of selected materials; developing the searchable directory database itself; and continued improvement and expansion of such directory and infrastructure leading to its readiness for commercialization. We have not been involved in any bankruptcy, receivership or similar proceeding or in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets other than in the ordinary course of business.

Although we are not a “search engine” (see “Our Business” below) and not comparable to the leading search engines Yahoo and Google, reference to Yahoo and Google is relevant as they are both search engines (which we are not) as well as directories (which we are as well). We think information about companies in similar or related industries is relevant to an understanding of our business. Thus, we also included data concerning Amazon and EBay. We refer to them as we will attempt to engage in their Affiliate and Associate programs.

Our Business

SuperDirectories is not a "search engine".  Our principal product is a searchable directory of selected topics presented on the internet, at www.superdirectories.com. It is not possible to search the internet from within the SuperDirectories searchable directory-database. The search capability offered to SuperDirectories' users is limited to searching our own database. The principal advantage available to SuperDirectories' users is elimination of large amounts of extraneous material in every response. Our database produces results which are comprised of specific materials presented alphabetically and geographically compared to voluminous and often random results from the keyword-driven internet search engine model. As an additional user convenience, SuperDirectories’ website provides links to major search engines to assist users to make searches via other firms’ search engines. These links, permitting internet search, are not a significant element in the SD presentation. We use a program called "Open Tracker", an internet website traffic analyzer, which provides statistics about visitors including the most popular pages.

Contents of our directory/database represent the company's selection of material suitable for inclusion in its directory from the much larger selection of material to be found on the internet. We use the terms “human edited” and “full text searchable” to describe our directory/database and its self-search features. Human editing, the selection of content, is done by independent contractors (“editors”) engaged by us for that purpose. Each of our editors has been trained to create new categories, revise existing categories in our directory, and add new websites to the categories. The "Human Editing Process" bears an average cost of $0.92 per category including a minimum of one website link. This is determined by dividing the total monthly cost of the editors’ compensation by the number of categories and links in our database. Checking for bad links is automated and carries no specific costs. The potential limitations on the information available are directly proportioned to the number of editors collecting such information. An editor now bookmarks an average of 320 links per day into our database. It is our goal to grow this to average more than 500 per day with additional training and thereby reduce our overall unit costs.  For the year-ended September 30, 2010, we had 26 editors, 22 working on adding new information and 4 on revising and updating information, with 2,168,302 categories and 1,804,737 links in our database. As of March 19, 2012, we have 9 editors total, with 2,640,509 categories and 2,050,203 links.

Human editing is the process of selection for and entry into our database of selected URL’s representing desired content. The selection process enables us to accumulate an orderly database, linking subject to location. The database is constructed and programmed to allow “full text” rather than “keyword” search of its directory. Full text search limits the search response to only those which match the inquiring text and its sense completely. As an example only, a search for “Fishing Charters in Massachusetts” (if it were offered) would yield only sites which represent fishing charters available in Massachusetts, not a general Fishing Charters listing, nor any non-fishing related information about Massachusetts. The editors are given assignments in specific topic areas. They search for and select sites to be included based upon their specific assignments within the framework of their training and experience. The final word on selection rests with our President.  We have established a priority list for the subjects to research based upon their internet search popularity. We have a system called “Replication” that is a part of our Microsoft SQL program. It copies over the newly created categories and links every two hours from our database machines to all our internet server machines. Because it is an integral part of SQL, there is no incremental cost.

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

SuperDirectories’ editors add content to the SuperDirectories website in a manner which accommodates content and context search queries rather than simply keyword searches. “Full Text” searching is the capability of SuperDirectories’ system which provides a narrower search, more directly matched to the context and content of the database’s human edited offerings. “Full Text” search limits the search response to only those items that match the inquiring text and its sense completely. Our goal is to offer a more limited and precise source of directory service. Our directory is organized to provide relevance for both category-based and keyword searches. Searches may also be conducted by location or subject by making use of “options on queries” type tools. These are represented by common database software functions. When searching a database, one might add refinement to a search by selecting from among a list of options to be added to or omitted from a search “query”. Our navigation interface allows a user to follow a search path into categories and sub-categories visually on the screen. The database shows all regions, countries, states, counties and major cities of the world with best links to them, and a multitude of subjects in organized and classified listings. As of September 30, 2010, our directory included a collection of 2,168,302 active searchable categories, and links to more than 1,804,737 selected websites, and as of March 19, 2012 we have over 2,640,509 searchable categories and 2,050,203 links. As we add searchable categories and links to relevant websites increasing those totals approximately every two hours, we expect to grow in marketability. We have a program that checks the connectivity of all the URLs in our database every six hours. Any URLs that do not open within 10 seconds are listed and rechecked daily for 30 days and then automatically deleted if not active. Our editors routinely revise the directory content. Our database is now growing at a rate of 2,100 categories per day, which is not inconsistent with the frequency of additions.

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

We have been working since 2000 to develop our searchable database and expect to commence commercial marketing by the end of our fiscal year 2012. There have been no other business activities. Our management has selected a pace which is based upon his opinion of our ability to finance the development and growth safely. We recognize results are fully dependent upon and could be limited by our financial position and ability to raise funds as we progress to operational status. Nevertheless, as of September 30, 2010, cost of construction and maintenance will be met, based upon the available cash as of the date (see Description of Business, General, Page 1 and Risk Factors-Vulnerability to Developments in Technology, page 9). It is our belief our directory will never become essentially complete in as much as topics of current interest and the technologies of listing and searching those topics is under perpetual change and will require continual revision and improvement. Our President intends to begin marketing the database at such time as he believes it is large enough to attract users and generate revenues, which we estimate to be prior to the close of fiscal year 2012.

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

The Company has not yet produced revenue or offered its product on a commercial basis. We do not presently charge a listing fee or receive pay-per-click charges. We expect to commence such activity as disclosed under Marketing Activities below.

Competitive Situation

Our product is a database of material, organized and structured as a directory that offers an alternative feature of defined term searches. Unlike the entry of keywords into a search box, our system will produce a limited number of “hits”, but they will all be directly and fully responsive to the inquiry. In contrast, the keyword system used by others searching the entire internet, provides an essentially limitless number of responses (Google and Yahoo, for example), not necessarily all directly responsive to the phrase entered by the searcher. The Google/Yahoo keyword model conducts an online research rather than matching the “full text” of the inquiry as done by our system. Every item on our website has been reviewed by a human being on whom we rely rather than relying solely on a collation of computer drive data from other sources. We focus on including only authoritative and up-to-date context in our directory subject to the time and cost constraints of this method. This higher level of specificity in our “Full Text” search capability may cause the updating of our information to be slower than the inclusion of new information in competing directories and search engines that use keyword systems.

Our President works closely with our editors to ensure that only authoritative and up-to-date context is in our directory. This is a part of their training and is controlled by a special editing program we created. It is considered to be a trade secret not to be disclosed or shared with others.

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

The directory and search engine industry is competitive and rapidly changing.  We have kept up with changes in technology, i.e., new servers and other equipment and training of our editors.  However, we remain vulnerable to more rapid developments.  Concentration on development of our database (due to financial considerations) results in lag time with our competitors and increased costs to catch up.  Because the Company’s database is directly dependent upon funding and we have generated no revenues to date, our searchable results will continue to be limited by our financial situation. In the Internet content retrieval market, we will compete on the basis of the quality of our content and the ease of use of our online services. We have no current market position.  When we commence our business operations, we will compete with Google, MSN and Yahoo!, all of whom have greater capital and/or technical resources, large distribution networks or user bases, longer operating histories and greater brand recognition than we have.  Nevertheless, we believe our database offers very good and complete information on more than 4,005 of the most popular searched subjects on the internet. We have a 98% mark of active working links. An active working link is a URL that leads the user to a very good website page, considered to be extremely high rate of active working links in the industry.

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

Marketing Activities

Marketing activities have not yet commenced. We expect to commence our marketing during the fiscal year ending September 30, 2012. When we start, our marketing strategy will be primarily targeted at the following groups:

•	the advertising trade, including advertising agency media planners who plan and buy online advertising for their client;
•	business partners, including ISPs, media companies, portals, search engines and other web sites, that partner with us to enhance the search experience of their users, and
•	online businesses that seek to have their listings included in our search results in order to gain the benefits of search marketing.

Among other things, it is planned that any of our listed sites that have not been covered by a “Pay-per-Click” agreement with us when we begin to market our service will receive a bi-weekly report showing the hits they have received from us. There are two kinds of listed websites – (1) those that we selected and listed in our work to populate our database, i.e., make them available and increase our number, (such listings will remain free) and (2) those that will submit or have submitted their website for listing subject to payment of a listing fee. All sites will have the option to join our “Pay-per-Click” program at a fixed price of a certain price per click. Those that do join will be found at the top of any routine query done on our database. As a result, our “pay per click” customers will get more clicks since our users will find them more easily. We do not intend to remove any listed websites because they are not a part of our “Pay-per-Click” agreement or have not paid a listing fee.

The search feature of our directory does not use quotation marks to set off search terms as all conventional spiral directories on the internet do. Since all our categories and website URLs are named in a Full Text methodology, the users may query our database in a very different way than possible with search engines and conventional spiral directories. We are a searchable directory, not a search engine. A thorough understanding of the different ways to search our database may be found on our tutorial pages included on our website at http://www.superdirectories.com/notices.asp?Notice_ID=31.

The priority order in which websites will appear in our search results will be controlled by the popularity of each website, modified by their participation in our Pay-per-click or listing fee programs. The website owners contracting for a publicity banner might be expected to experience greater popularity and in turn to show at the top of the search result listing.

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

Customers

We are a development stage company and currently have no customers. When we commence marketing, we may be dependent on one or a few customers and there is no guarantee we will be able to obtain any customers from the database. However, our target list of potential customers to be solicited is estimated to be more than 1,000,000 website owners to be found on the database. As of this date, we do not have agreements or indications of interest from any of these website owners. Although there is no guarantee that any will choose to participate, we feel that our target list of 1,000,000 is realistic based upon our current level of 2,050,203 websites listed.  However, our ability to provide services remains dependent upon our financial situation.

We do not presently have any Associate or Affiliate Agreements in place, nor do we have a standard form for such agreements. The anticipated terms, which are in general use in the industry, are described in Management’s Discussion and Analysis of Financial Condition. Basically, an Associate or Affiliate would offer a product or service through a listing on SuperDirectories and pay a negotiated fee expected to be between 8% and 15% of the price of the item payable monthly after a sale.

Employees

As of the date hereof, we have one employee, Luke Lalonde, who is also sole director and President and who puts in 100% of his available time. He works on Company programs, finances and regulatory matters 10-12 hours a day, seven days a week. We have never had a work stoppage, and our employee is not represented by a labor union. There are no labor contracts. We consider our relations with our employee to be good. As of September 30, 2010, we used 26 independent editors on a contract base, while we currently have 9 such editors. All such editor-contractors are organized as business entities such as corporations. There are no written contracts with any of them. They agree to perform a specific task and are compensated in accordance with quality of performance. There are no standard sets of terms. None of them are shareholders, directors, officers or employees of the Company or of Mr. Lalonde or any of his associates or affiliates. They invoice us on a “job done” basis at an approximate cost of $1,000 per editor per month. We intend to hire several additional administrative employees once commercial operations begin.

Environment and Government Approval

We do not have any environmental compliance costs, and there is no existing or anticipated impact by reason of government regulation or approval.

Patents, Trademarks and Royalty Agreements

We hold the registered Service Mark – SUPERDIRECTORIES- carrying registration number 2,425,941 in the United States Patent and Trademark Office. We hold no other patents, licenses, franchises, concessions or royalty agreements. The service mark expired on January 31, 2011 and our counsel informs us we have until August 28, 2013 to file a Declaration of Use with the U.S. PTO in order to keep our service mark active.

Most of our software programs have been developed "in-house"; there are now 168 such programs running on our website. These programs are vital to our success in that they provide the basis and background for creation and implementation of our business. See Risk Factor-Patents, Licenses and Trademarks.

Research and Development

During the fiscal years ended September 30, 2008, 2009, and 2010 we spent approximately $234,466, $285,185 and $241,576 respectively, on product development (which we call “Software expenses” on our Statement of Operations). None of these costs have been or will be passed on to customers or borne directly by them.

Web Site

Our web site, www.superdirectories.com, will provide access, without charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

Acquisition of Super Directories Business

In 2000, our President Mr. LaLonde transferred his legal title, right and interest to the company “in the internet website concept and design he has created or will create that will be known as superdirectories.com …” by Subscription Agreement dated April 29, 2000. The agreement provided he would invest in the company by subscribing to 100,000,000 shares of common stock in exchange for the Super Directories business, any concepts, intellectual property, etc.

Risk Factors

We are a development stage company, and our lack of operating history makes evaluating our business and future prospects difficult.

We were incorporated in Delaware in October 1999, re-incorporated into the state of Wyoming in 2010, and we have not generated any revenues to date. The directory, database and the website are the Company’s significant assets other than financial resources such as cash and access to new capital. We have been engaged predominately in start-up activities related to the development of our SuperDirectories database and website. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting and growing a business enterprise in the highly competitive environment in which we intend to operate. To address these risks, we must, among other things, respond to competitive developments; continue to attract, retain and motivate qualified persons; research and develop new technologies; and commercialize services incorporating such technologies. There can be no assurance that we will be successful in addressing these risks or any other risks. There can be no assurance that we will be able to successfully implement our business plan, generate sufficient revenues to meet our expenses, operate profitably or be commercially successful.

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

Our database is directly dependent upon our funding.

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

The public market for our securities is relatively illiquid, thereby significantly restricting the transferability of our securities.

Although our stock is quoted through the OTC Markets Group (OTC: SDIR), our stock is thinly traded and relatively illiquid.  In addition, the stock market has generally experienced, and continues to experience, price and volume fluctuations which have affected the market price of many micro capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock in any market that may develop.

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

We depend significantly upon the services of Luke Lalonde, our president and majority stockholder. The loss of his services could adversely affect our business and implementation of our business plan and growth strategy. This in turn could materially harm our financial condition and future results. We do not currently have an employment agreement with Mr. Lalonde and his services may become unavailable to us at any time. We do not carry key person life insurance on the life of Mr. Lalonde. To highlight the risk, we point out that Mr. LaLonde suffered a heart-related illness which incapacitated him for several weeks, from January – March 2012.

Our sole executive officer and director has a controlling majority voting interest in the corporation, rendering other shareholders’ votes essentially moot on most matters.

Based on his share ownership, our president and sole director, Luke Lalonde owns a controlling majority voting interest in the corporation, through his exclusive ownership of so-called “Super-Preferred” stock, which carries an automatic majority interest in the company. This renders as effectively moot the voting rights of all other shareholders on most matters.

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

Our Process is More Time-Consuming and Costlier Than Our Competitors’ Processes.

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

During the period October 1, 2002 through August 31, 2005 we issued 16,301 shares (16,301,161 shares pre-split) for approximately $941,000 to non-United States persons. We relied on the exemption from regulation provided by Regulation S. If it is ever determined that we did not properly rely on the exemption or otherwise erred in such reliance, we could be or become liable for a claim by investors or regulators that such shares were issued in violation of Section 5 of the Securities Act of 1933, i.e., issuing shares without registration or not pursuant to an applicable exemption. No such claim has been made by any regulator or shareholder.

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

Oral Contracts with Our Editors.

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

Patents, Licenses and Trademarks

As noted in “Our Business” section above, we have no patents, licenses or trademark (except for a United States registered Service Mark) protecting our programs and other aspects of our business. They, therefore, could be adopted and used by other entities, weakening our ability to compete with other providers. Such a result could cost us customers and create additional expense in providing our services as well as possible loss of future revenues. The sources of our programs are considered to be trade secrets and are essential to creation and implementation of our business; but they are not covered by patents or trademarks. We cannot estimate the impact on our financial position or future business, if any, if these are improperly disclosed.

Properties

Our principal corporate offices are located at 5337 Route 374, Merrill, New York and consist of approximately 150 square feet of office and administrative space that we lease from and share with Aqua Nature of USA, Inc. pursuant to an informal month-to-month lease arrangement. Such rent has now been set at a fixed amount of $4,000 per month. Luke Lalonde, our president and majority stockholder is the majority stockholder of Aqua Nature of USA, Inc. Aqua Nature of USA, Inc.’s sole business is owning and managing properties controlled by Mr. Lalonde. For the fiscal years ended September 30, 2008, 2009 and 2010 we paid Aqua Nature of USA, Inc. $39,000, $48,000 and $48,000, respectively, in rent and services related to the property.

We are currently seeking to lease a new facility in or near Plattsburgh, New York, which will serve as our principal corporate offices. We anticipate relocating to such a new facility prior to the end of our fiscal year ending September 30, 2012.

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

Part II

Market for Common Equity and Related Stockholder Matters

Market Information

As of September 30, 2010, there were 2,558,879 shares of our common stock outstanding on a post-split basis, and as of March 19, 2012 there were 2,903,247,174 shares of our common stock outstanding.

Of the 2,903,247,174 total shares currently outstanding, 2,502,785,800 are restricted from re-sale, while 400,461,374 shares constitute our “float” and may be re-sold without restriction. Our shares of common stock are publicly-traded through OTC Markets Group secondary stock quotation service through our stock symbol SDIR.

We are considered a “fully-reporting” company pursuant to section 12(g) of the Securities Exchange Act of 1934 and are required to file various reports and other information pursuant to section 13 of the Securities Exchange Act of 1934.

The Securities and Exchange Commission has promulgated rules affecting so-called "Penny Stocks," which are defined in Rule 15g-9 promulgated under the Exchange Act as equity securities whose market price is less than $5.00. Our stock falls under this definition. Transactions in Penny Stocks are restricted and regulated in several ways:

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

Holders

As of September 30, 2010, there were approximately 1,223 holders of record of our common stock.

As of March 19, 2012, there are approximately 1,341 holders of record of our common stock.

Dividends

Dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of our board of directors. We have never declared or paid any dividends on our common stock and we do not intend to pay dividends on our common stock in the foreseeable future. We anticipate that, for the foreseeable future, we will retain any earnings to finance the growth and development of our business and for general corporate purposes.

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 30, 2010 and the date of this Annual Report, there are no existing compensation plans. An earlier option plan has been fully exercised.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains what may be deemed to be forward looking statements. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth in the following Plan of Operation and elsewhere in this report. See also Cautionary Statement in our “Business” section, above.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

Results of Operations.

We are a development stage company. We have relied on funds raised through sales of our common stock and from loans from officers to fund our operations. For the period from November 15, 1999 (inception) to September 30, 2011 – the last period for which we have financial data – we had no operating revenues and incurred net operating losses of $8,628,754. For the years ended September 30, 2010 and 2009, we incurred net operating losses of $1,629,345 and $528,406, respectively.

In prior periods, our net operating losses consisted principally of product development costs and legal and accounting fees primarily incurred in connection with ongoing SEC filing requirements. However, our last year had a huge jump in our net operating losses, due primarily to the issuance of stock for services.

For the most recent year ended September 30, 2011, our net loss returned to levels similar to the years prior to the year ended September 30, 2010, or even a bit lower, as we trimmed our software and general administrative expenses.

Liquidity and Capital Resources.

Our cash at September 30, 2010 and September 30, 2009, was $8,346 and $391,798, respectively. We will need to raise additional funds to finance our proposed operations during the next 12 months. No assurance can be given that funding will be available to us, on reasonable terms, if at all.

Net cash used in operating activities in the years ended September 30, 2010 and September 30, 2009 was $506,691 and $530,227, respectively. Net cash provided by financing activities for the year ended September 30, 2010 was $125,899, while net cash provided by financing activities for the previous year ended September 30, 2009 was $216,420.

Plan of Operation.

The following discussion of our plan of operation for the next 12 months and our discussion of our liquidity and capital resources should be read in conjunction with our financial statements and notes thereto, and the other financial data included elsewhere in this annual report. We are including this Plan of Operation in recognition of the fact that we are a development stage company and have yet to achieve operating revenues.

Our plan of operation for the next twelve months is dependent upon our raising additional capital. As of September 30, 2011 – the latest period for which we have financial data – we had approximately $49,576 in cash available and believe we can satisfy our basic capital requirements for the fiscal year ending September 30, 2012 from private placement of our common stock and loans from management. No assurance can be given however, that we will be able to sell shares of our common stock, and no member of our management is under any obligation to loan money to us. During the fiscal year ending September 30, 2012, we will continue to engage consultants to perform “human” editing services, expanding the quality and size of our searchable directory. As expansion occurs, and as increased user activity places greater demand on the system, more hardware (servers and routers) will be added to manage the increased volume of data stored in the database and presented by the online directory. Except for one or more servers and routers as may be occasioned by large demand for our directory, we do not expect to purchase any significant equipment or make any other capital expenditure. Our major expenditures, should we be successful in raising sufficient capital, will be in human resources as we describe below.

We have been successful in financing our operational and developmental activities to date by selling shares of our common stock and from advances from our President. However, we have no assurance that we will be able to continue in this way, and our current available cash balance of $49,576 as of September 30, 2011 is insufficient to continue development, and will require a significant stock offering and/or continued advances from our President in order to have sufficient capital to continue development until income producing business operations are commenced. We have no plans for other business activities if we are unable to raise required funds. We believe we will need to raise additional capital of approximately $420,000 in order to continue operations for the fiscal year ending September 30, 2012 as well as fully implement our entire business and marketing strategy at all planned levels of activity. Our activities to date have been limited to building our database. The information available through our directory comes from ever changing and growing sources. Therefore, our task of adding to our database will be continuous and ongoing and never “complete”.

We have recently experienced delays in meeting certain target dates related to our business operations. The delays were principally caused by our need to synchronize the capabilities of our existing servers and to install fiber optic lines in our Gatineau, Quebec facilities. Also, in January of 2012, our sole full-time employee, officer and director, Luke LaLonde, had an illness which incapacitated him for several weeks, through March 2012. However, we do not presently anticipate any further delays.

We believe that on or about September 2012, we will have a sufficient database to make our website marketable. We currently have 9 directory editors who work on a contract basis, research subjects for our directory, create new categories and add websites to our directory. Our average cost per directory consultant is approximately $1,200 per month. We are currently conducting a training program for our editors to help us to reach the desired efficiency of each editor being able to add approximately 1,800 new links per day into our database.

We currently have five servers in operation – two in Watertown, New York at facilities operated by Westelcom, two in Gatineau, Quebec, and one at facilities operated by MCI in Montreal. We plan to install a sixth server at a Westelcom facility in Plattsburgh, New York during September 2012.

In October 2012, we intend to start building an administrative staff that will be needed to manage our business as we prepare to move from a developmental to operational mode. In this regard, we plan to add approximately six administrative personnel and expect to begin to incur related payroll costs of approximately $15,000 per month.

By October 2012, we anticipate that we will have sufficiently developed our database to the point where we can offer a product that will be receptive to potential customers. At that time, although we will continue to add to our database, we intend to start adding marketing personnel to develop and implement a plan to bring our product into the marketplace. We plan to add 2 marketing personnel per month beginning in October 2012 until we reach a total of 10 at an approximate monthly payroll cost of $2,750 per such employee.

We expect that our marketing team will be fully assembled by September 2012. At that point, much of the effort of our marketing team will be directed to developing a national marketing effort and formulating a plan and cost projection to carry it out. Our national marketing effort is not expected to commence until after November 2011. The feasibility of our national marketing plan will be dependent on our ability to raise additional capital and we have no assurances that this can be accomplished. However, it is not vital to our operations and we will implement it only when and if we have sufficient funds. We have no present plans for any other business.

A major portion of our anticipated revenues is expected to come from Pay Per Click fees which we expect will commence on or before September 30, 2012. We are presently generating 245,000 clicks per month and we have no agreements in place at this time to convert clicks to cash. Our rate structure will be a flat $0.25 per click compared to an average of $0.92 per click for Google and Yahoo, the most measurable in our industry who generate more than 2,000,000 clicks per day. We expect to increase our monthly click rate as our marketing activities increase.

Banners will be sold on an annual basis, starting as soon as possible after October 2011 when we will attempt to convert all present (trial basis) free-banner sites to paid sites. The program has not commenced, no transactions have been recorded and no sums raised or fees received.

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

Off-Balance Sheet Arrangements.

We have no off-balance sheet arrangements.

Critical Accounting Policies.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees, consultants and directors based on their grant-date estimated fair values over the period in which the share-based awards are expected to vest.

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

Financial Statements

The information on the following pages presents audited consolidated balance sheets of the Company as of September 30, 2010 and 2009 and audited consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the 2 years then ended and for the period from November 15, 1999 (inception) to September 30, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

SuperDirectories, Inc.

(A Development Stage Company)

Cheyenne, Wyoming

We have audited the accompanying consolidated balance sheet of SuperDirectories, Inc. and its subsidiary (a development stage company) (collectively, the “Company”) as of September 30, 2010 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended and for the period from November 15, 1999 (inception) through September 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We did not audit the consolidated financial statements of SuperDirectories, Inc. for the period from November 15, 1999 (inception) through September 30, 2009.   Those consolidated statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from November 15, 1999 (inception) through September 30, 2009 included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SuperDirectories, Inc. and its subsidiary at September 30, 2010 and the results of their operations and their cash flows for the year then ended and for the period from November 15, 1999 (inception) through September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company is in the development stage with limited operating history, no revenues, no historical profitability, and has limited available funds that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 26, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of SuperDirectories, Inc.

We have audited the period from November 15, 1999 (inception), to September 30, 2009 of SuperDirectories, Inc. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period from November 15, 1999 (inception), to September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ GOFF BACKA ALFERA & COMPANY, LLC.

GOFF BACKA ALFERA & COMPANY, LLC.

Pittsburgh, Pennsylvania

December 23, 2009

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2010	September 30, 2009
ASSETS
Current assets
Cash and cash equivalents	$8,346	$391,798
Total current assets	8,346	391,798
Property and equipment
Office equipment	126,882	124,222
Less: Accumulated depreciation	(101,465)	(84,387)
Total property and equipment	25,417	39,835
Trade name, net	1,377	1,595
TOTAL ASSETS	$35,140	$433,228

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$20,000	$24,000
Accounts payable	5,267	5,578
Advances from officer	245,708	186,709
Total current liabilities	270,975	216,287
Commitments and contingencies	-	-
Stockholders' equity (deficit)
Series A preferred stock, par value $0.00000001 per share, 10,000,000 shares authorized, 1 and -0- shares issued and outstanding as of
September 30, 2010 and September 30, 2009, respectively	-	-
Series B preferred stock, par value $0.00000001 per share, 90,000,000 shares authorized, 12,000,000 and -0- shares issued and outstanding
as of September 30, 2010 and September 30, 2009, respectively	-	-
Series C preferred stock, par value $0.00000001 per share, 20,000,000
shares authorized, -0- shares issued and outstanding	-	-
Common stock, par value $0.00000001 per share, 49,880,000,000 shares authorized, 2,558,879 and 158,821 shares issued and outstanding
as of September 30, 2010 and September 30, 2009, respectively	-	-
Additional paid-in capital	8,116,482	6,939,913
Deficit accumulated during the development stage	(8,352,317)	(6,722,972)
Total stockholders' equity (deficit)	(235,835)	216,941
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$35,140	$433,228

See accompanying notes to consolidated financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

			November 15, 1999
			(Inception)
	Year Ended	Year Ended	through
	September 30,	September 30,	September 30,
	2010	2009	2010

Revenues	$-	$-	$-

Expenses
General and administrative expenses	1,371,743	240,197	6,955,027
Software costs	241,576	285,185	1,125,689
Depreciation and amortization	17,296	19,109	103,346
Impairment loss		-	243,903

Total operating expenses	1,630,615	544,491	8,427,965

Other income
Other income	-	-	125
Interest income	1,270	16,085	75,523
Total other income	1,270	16,085	75,648

Income tax expense	-	-	-

Net loss	$(1,629,345)	$(528,406)	$(8,352,317)

Loss per common share - Basic
and diluted	$(6.49)	$(3.33)

Weighted average common shares
outstanding - Basic and diluted	250,898	158,815

See accompanying notes to consolidated financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

From November 15, 1999 (Inception) through September 30, 2010

										Deficit
										Accumulated
							Additional	Common	Common	During the	Total
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Paid-in	Stock	Stock	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Options	Subscriptions	Stage	Equity (Deficit)

Balance, November 15, 1999 (inception)	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-

Issuance of common stock	140,500	-	-	-	-	-	405,000	-	-	-	405,000

Net loss	-	-	-	-	-	-	-	-	-	(128,347)	(128,347)

Balance at September 30, 2000	140,500	-	-	-	-	-	405,000	-	-	(128,347)	276,653

Issuance of common stock	47	-	-	-	-	-	46,500	-	-	-	46,500

Net loss	-	-	-	-	-	-	-	-	-	(109,493)	(109,493)

Balance at September 30, 2001	140,547	-	-	-	-	-	451,500	-	-	(237,840)	213,660

Issuance of common stock	3,228	-	-	-	-	-	165,215	-	-	-	165,215

Net loss	-	-	-	-	-	-	-	-	-	(121,664)	(121,664)

Balance at September 30, 2002	143,775	-	-	-	-	-	616,715	-	-	(359,504)	257,211

Issuance of common stock	507	-	-	-	-	-	25,370	-	-	-	25,370

Net loss	-	-	-	-	-	-	-	-	-	(51,503)	(51,503)

Balance at September 30, 2003	144,282	-	-	-	-	-	642,085	-	-	(411,007)	231,078

Issuance of common stock	7,934	-	-	-	-	-	350,702	-	-	-	350,702

Net loss	-	-	-	-	-	-	-	-	-	(109,209)	(109,209)

Balance at September 30, 2004	152,216	-	-	-	-	-	992,787	-	-	(520,216)	472,571

Issuance of common stock	4,656	-	-	-	-	-	550,665	-	-	-	550,665

Stock-based compensation expensed	-	-	-	-	-	-	-	2,489,370	-	-	2,489,370

Exercise of stock options	2,484	-	-	-	-	-	1,242,150	(1,242,150)	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(2,783,739)	(2,783,739)

Balance at September 30, 2005	159,356	-	-	-	-	-	2,785,602	1,247,220	-	(3,303,955)	728,867

Issuance of common stock	596	-	-	-	-	-	595,674	-	-	-	595,674

Stock-based compensation expensed	-	-	-	-	-	-	-	1,247,220	-	-	1,247,220

Exercise of stock options	4,969	-	-	-	-	-	2,494,440	(2,494,440)	-	-	-

Stock subscription received	-	-	-	-	-	-	-	-	4,040	-	4,040

Net loss	-	-	-	-	-	-	-	-	-	(1,868,183)	(1,868,183)

Balance at September 30, 2006	164,921	-	-	-	-	-	5,875,716	-	4,040	(5,172,138)	707,618

Issuance of common stock	500	-	-	-	-	-	500,280	-	-	-	500,280

Stock subscriptions	-	-	-	-	-	-	-	-	(4,040)	-	(4,040)

Net loss	-	-	-	-	-	-	-	-	-	(512,791)	(512,791)

Balance at September 30, 2007	165,421	-	-	-	-	-	6,375,996	-	-	(5,684,929)	691,067

Issuance of common stock	718	-	-	-	-	-	717,899	-	-	-	717,899

Retired common stock	(7,348)	-	-	-	-	-	(183,692)	-	-	-	(183,692)

Net loss	-	-	-	-	-	-	-	-	-	(509,637)	(509,637)

Balance at September 30, 2008	158,791	-	-	-	-	-	6,910,203	-	-	(6,194,566)	715,637

Issuance of common stock	30	-	-	-	-	-	29,710	-	-	-	29,710

Net loss	-	-	-	-	-	-	-	-	-	(528,406)	(528,406)

Balance at September 30, 2009	158,821	-	-	-	-	-	6,939,913	-	-	(6,722,972)	216,941

Issuance of common stock-sale of stock	58	-	-	-	-	-	66,900	-	-	-	66,900

Stock issued for compensation	2,400,000	-	1	-	12,000,000	-	1,109,669	-	-	-	1,109,669

Net loss	-	-	-	-	-	-	-	-	-	(1,629,345)	(1,629,345)

Balance at September 30, 2010	2,558,879	$-	1	$-	12,000,000	$-	$8,116,482	$-	$-	$(8,352,317)	$(235,835)

See accompanying notes to consolidated financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			November 15, 1999
	Year Ended		(Inception)
	September 30,		through
	2010	2009	September 30, 2010
Cash Flows from Operating Activities
Net loss	$(1,629,345)	$(528,406)	$(8,352,317)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation expense	1,109,669	-	4,846,239
Depreciation and amortization	17,296	19,109	103,346
Impairment loss		-	243,903
Changes in operating assets and liabilities
Prepaid expenses and other current assets	-	5,000	-
Accounts payable	(311)	(10,697)	5,266
Accrued expenses	(4,000)	(15,233)	20,000
Net Cash Used in Operating Activities	(506,691)	(530,227)	(3,133,563)
Cash Flows from Investing Activities
Purchase of fixed assets	(2,660)	(44,637)	(370,786)
Trade name	-	-	(3,257)
Net Cash Used in Investing Activities	(2,660)	(44,637)	(374,043)
Cash Flows From Financing Activities
Sale of common stock	66,900	29,711	3,453,936
Retirement of common stock	-	-	(183,692)
Repayments of advances from officer	(100,000)	-	(100,000)
Advances from officer	158,999	186,709	345,708
Net Cash Provided by Financing Activities	125,899	216,420	3,515,952
Net Increase (Decrease) in Cash and Cash Equivalents	(383,452)	(358,444)	8,346
Cash and Cash Equivalents at Beginning of Period	391,798	750,242	-
Cash and Cash Equivalents at End of Period	$8,346	$391,798	$8,346

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to consolidated financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 – Description of business and basis of presentation:

SuperDirectories, Inc. (“we”, “our”, or “the Company”) is a corporation originally organized under the State of Delaware General Corporation Law. The Company was created on November 15, 1999 under the name LukeSmart, Inc. and was renamed SuperDirectories, Inc. on July 9, 2002. On August 19, 2010, the Company amended in Articles of Incorporation and transferred its registered address to the state of Wyoming.

The accompanying consolidated financial statements include the accounts of SuperDirectories, Inc. and Direct Trust, a wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission.

Activities to date have been directed at developing a searchable directory of selected contents from the internet and raising capital through the issuance of the Company’s capital stock. As a result, the Company is a development stage enterprise, as defined by ASC 915. From inception of the development stage through the date of these financial statements, the Company has not generated any revenues and has significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Note 2 – Summary of significant accounting policies:

Cash and Cash Equivalents

The Company considers all unrestricted highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. Cash balances at September 30, 2010 did not exceed FDIC insurance protection levels, however, periodically, cash balances may exceed FDIC insurance protection levels; subjecting the Company to risk related to the uninsured balance. The Company’s deposits are held at large established bank institutions and management believes that the risk of loss associated with any uninsured balances is remote.

Property and Equipment

Property and equipment are stated at cost when purchased. Depreciation of property and equipment is computed using the straight-line method based on the estimated useful lives of the assets. The useful life of office equipment is from 3 to 5 years. Upon retirement or disposal of an asset, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the determination of net income (loss). Depreciation expense was $17,078 and $18,892 for the years ended September 30, 2010 and 2009, respectively.

The trade name is carried at cost less accumulated amortization. Intangible assets with finite lives are generally amortized on a straight-line basis over the economic lives of the respective assets, generally two to fifteen years. The Company recorded amortization expense of $218 and $217 for the years ended September 30, 2010 and 2009, respectively.

Long-lived assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. There was no impairment of long-lived assets for the years ended September 30, 2010 and 2009.

Income taxes

Income taxes are recorded in accordance with ASC No. 740, Income Taxes which requires an asset and liability approach for accounting for income taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes relating primarily to differences between the financial and tax basis of the balance sheet elements. The deferred tax assets represent the future return consequences of differences which will be deductible when the assets or liabilities are recovered or settled. Conversely, a deferred tax liability is required when the basis differences will yield a future taxable amount when the asset or liability is settled.

The Company also adopted the provisions in ASC 740-10 as it relates to accounting for uncertainty in income taxes. The provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribe a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The provisions also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees, consultants and directors based on their grant-date estimated fair values over the period in which the share-based awards are expected to vest. Stock-based compensation expense recognized for the years ended September 30, 2010 and 2009 was $1,109,669 and $-0-, respectively.

Loss per Common Share

Loss per common share is computed by dividing net income (loss) by weighted average common shares outstanding for the period. Basic loss per share is computed using an unadjusted weighted average number of common shares. Diluted earnings per share are compiled using the weighted average number of shares of common stock, outstanding during the period plus an adjustment for the dilutive effect of securities convertible into common stock. There was no difference between basic and diluted loss per share for the year ended September 30, 2010 as the effect of these potential common shares were anti-dilutive due to the net loss during the year ended September 30, 2010.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable, accrued expenses and advances from officer, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments.

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

Recently Issued Accounting Pronouncements

No recently-issued accounting standards and interpretations are expected to have a material impact on the Company’s financial position, operations or cash flows.

Reclassifications

Certain amounts in the financial statements of the prior periods have been reclassified to conform to the current presentation for comparative purposes.

Note 3 – Going concern:

During the year ended September 30, 2010, the Company has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its officer. In addition to negative cash flow from operations, the Company has experienced recurring net losses, and has a working capital deficit of approximately $263,000 as of September 30, 2010.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if SuperDirectories, Inc. is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional equity funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 4 – Acquisition of Direct Trust:

On September 16, 2010, the Company issued 2,400,000 common shares and 12,000,000 of its Series B preferred shares in exchange for all of the beneficial interest shares of Direct Trust, a California business trust controlled by the Company’s President and majority shareholder. The Company acquired Direct Trust to act as an extension of the Company to achieve its business objectives, including being a vehicle for the Company to effect corporate restructuring and recapitalization. Because Direct Trust had no assets or operations, the transaction was not accounted as an acquisition of a business and the fair value of the stock issued of $221,934 was accounted for as stock compensation expense. The estimated fair value of the shares issued was calculated using the discounted cash flow method with Monte Carlo simulation.

Description of business of Direct Trust

Direct Trust (formerly Charco Acquisition Trust) was formed on August 27, 1998, as a California business trust. It was formed by trustee Robert Bryan, a businessman and corporate consultant. Its initial business plan in 1998 was simply to merge with or acquire another business.

During the years 2009 and 2010, the trustee developed relationships with an association of capital market consultants, and the trust's business plan was re-focused into a consulting company.

Note 5 – Related party transactions:

The Company receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company controlled by the majority shareholder of SuperDirectories, Inc. Services and rentals from related parties of $48,000 for each of the years ended September 30, 2010 and 2009, are included in general and administrative expenses.

During the years ended September 30, 2010 and 2009, the Company’s President and majority shareholder advanced $158,999 and $186,706, respectively, to the Company to fund its current operations. During the year ended September 30, 2010, the Company made repayments of $100,000 for such advances. As of September 30, 2010 and 2009, the amount due to the President and majority shareholder was $245,708 and $186,709, respectively.  The advances to the Company are unsecured, non-interest bearing and are payable upon demand.

Note 6 – Shareholders’ equity:

Common and preferred stock

On August 19, 2010, the Articles of Incorporation was amended to reflect the following: an increase in the authorized number of common stock shares to 49,880,000,000 shares; 10,000,000 new Series A preferred shares were authorized; 90,000,000 new Series B preferred shares were authorized;  and 20,000,000 new Series C preferred shares were authorized. The par value per share for the common stock and all classes of preferred stock was set at $0.00000001 per share. The holders of Series B and Series C preferred shares are entitled to dividends when and if declared by the Board of Directors at its sole discretion.

Common stock split

On December 31, 2010, the Company recorded a 1-for-1,000 reverse split of its common stock.

The reverse split does not affect the number of common shares authorized for issuance.  All share and per share information has been retroactively adjusted to reflect the reverse stock split in the financial statements and in the notes to financial statements for all periods presented, to reflect the reverse stock split as if it occurred at inception.

Preferred stock rights

Series A preferred stock

If at least one share of Series A preferred stock is issued and outstanding, then the total aggregate issued Series A preferred shares shall be convertible into the number of common shares which equals four times the sum of: (a) the total number of common shares which are issued and outstanding at the time of conversion, plus (b) the total number of shares of Series B and Series C preferred stock which are outstanding at the time of conversion. Each individual share of Series A preferred stock shall be convertible using the Series A preferred stock conversion factor divided by the number of Series A preferred shares issued and outstanding at the time of conversion. The voting rights of Series A preferred shares are determined based on a formula similar to its conversion rights.

Series B preferred stock

Each share of Series B preferred stock is convertible into the number of common shares equal to the price of the Series B Preferred Stock as stated in the Company’s Bylaws divided by 100 times the par value of the common share, subject to adjustment as may be determined by the Board of Directors. The holders of Series B preferred shares are entitled to dividends when and if declared by the Board of Directors at its sole discretion. Each share of Series B preferred stock shall have ten votes for any election or other vote placed before the shareholders of the Company.

Series C preferred stock

Each share of Series A preferred stock is convertible into 500 common shares. The holders of Series C preferred shares are entitled to dividends when and if declared by the Board of Directors at its sole discretion. Each share of Series C preferred stock shall have one vote for any election or other vote placed before the shareholders of the Company.

Common stock sales

On various dates in fiscal year 2010, the Company sold a total of 58,250 common shares at prices ranging from $1.00 to $1.20 per share for a total consideration of $66,900.

Stock issuances for services

On August 25, 2010, the Company’s Board of Directors authorized the issuance of one share of its Series A preferred stock to its President and majority shareholder as compensation for services to be rendered to the Company, in accordance with his employment agreement. The Company recorded stock compensation expense of $887,735 which is equivalent to the fair value of the Series A preferred share. The fair value of the stock issued was calculated using the discounted cash flow method with Monte Carlo simulation.

Note 7 – Commitments and contingencies:

On September 16, 2010, the Company entered into a financial advisory and consulting agreement with Ana Pastorfide for a one-year term in exchange for 25,000 shares of its Series B preferred stock, issuable during the term of the consulting agreement. As of September 30, 2010, none of the Series B preferred shares have been issued. Ana Pastorfide, who is the trustee of Direct Trust, was appointed to provide financial advisory and corporate consulting services to the Company, including corporate restructuring and recapitalization, introductions to prospective investors, and identifying potential future acquisition targets to build shareholder value.

Note 8 – Income taxes:

The net deferred tax asset as of September 30, 2010 and 2009 include the following components:

	September 30, 2010	September 30, 2009
Net operating losses	$2,095,691	$2,815,993
Less: valuation allowance	(2,095,691)	(2,815,993)
Net deferred tax asset	$-	$-

As of September 30, 2010, the Company has unused net operating loss carry-forwards of approximately $6 million which will begin to expire in 2019. Due to the uncertainty regarding the level of future earnings, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized.

Note 9 – Subsequent events:

During the year ended September 30, 2011, the Company sold 460,000 common shares at an average price of $0.43 per share for a total consideration of $198,965.

During the year ended September 30, 2011, the Company received subscriptions from third party investors for 100,000 common shares at $0.25 per share for a total of $25,000. The amounts receivable from the subscriptions were collected in October 2011.

In January 2011, holders of 1,160 shares of the Company’s Series B preferred stock converted their respective Series B preferred stock into 2.9 billion of the Company’s common shares.

The Company entered into financial advisory and consulting agreements with various consultants mostly for one-year terms with effective dates starting in November 2010, in exchange for a total of 255,000 of its Series B preferred shares. The Series B preferred shares were issued in January 2011 and accordingly, the fair value of $4,716 was recognized.

During October and November 2011, the Company received subscriptions from third party investors for 128,000 common shares at $0.25 per share for a total of $32,000.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In 2012, we changed independent accountants.  This has been fully disclosed in our Form 8-K, as amended, previously filed.

Our prior accountants, during the fiscal year ended September 30, 2009 have not advised us that internal controls did not exist or that they were unwilling to rely on management’s representations or that the scope of the audit should be expanded or that information had come to their attention that would materially impact the fairness or reliability of any opinion.  The prior accountants were authorized to respond fully to the inquiries of a successor.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended (Exchange Act), as of September 30, 2010.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based upon their evaluation, they concluded that we did not maintain effective internal control over financial reporting as of September 30, 2010, based on the specified criteria  They identified control deficiencies regarding: (1) lack of segregation of duties; (2) lack of timely completion of financial control and reporting processes; and (3) need for stronger internal control environment.  We believe that these material weaknesses are due to the fact that we only have one employee.  During the current fiscal year ended on September 30, 2010, we intend to increase the number of administrative employees; however, the number of such employees will still be limited and may prevent adequate controls in the future, such as segregation of duties, due to cost/benefit of such remediation.

The control deficiencies that we identified could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis.  Accordingly, we have determined that these combined control deficiencies constitute a material weakness.

Attestation Report of Registered Public Accounting Firm.

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

Changes in Internal Controls.

There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Directors, Executive Officers, and Corporate Governance

Executive Officers, Key Employees and Directors

The following table sets forth the name, age and positions of Luke Lalonde, our sole executive officer and director. Mr. Lalonde is serving as a director until the next annual meeting of stockholders and until his successor is elected and qualified or until his earlier resignation or removal. Mr. Lalonde is serving as our sole executive officer for a term which continues until the meeting of the board of directors which follows the next annual meeting of stockholders and until his successor shall have been chosen and qualified. He devotes 100% of his working time to our business (60 to 80 hours per week).

Name	Age	Position(s)

Luke Lalonde	72	President, Treasurer and Sole Director

Mr. Lalonde has served as our President and sole director since 1999. From 1993 until 1999, Mr. Lalonde was semi-retired. From 1980 until 1993, Mr. Lalonde was the founder, President and Chief Executive Officer of AquaNature, Inc., a natural spring water bottling company, located in Quebec, Canada. Mr. Lalonde also owned and operated AquiCulture, Inc., a rainbow trout farm, from 1972 until 1986.   Both AquaNature, Inc. and AquiCulture, Inc. were sold to Danon, Inc. in 1993. Mr. Lalonde is also majority shareholder of Aqua Nature of USA. Aqua Nature of USA is limited to owning land and residences used by Mr. Lalonde for family purposes and our office. Mr. Lalonde’s activities with Aqua Nature of USA are limited to reviewing accounts payable and financial items and making payment decisions.

Family Relationships.

There are no family relationships among our directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past five years, none of our directors, persons nominated to become a director, executive officers, promoters or control persons have been involved in: a) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; b) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violation and other minor offenses); c) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or d) Being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee and Audit Committee Financial Expert.

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

Corporate Governance.

The information required by Item 405 of Regulation S-K is presented in the “Certain Relationships and Related Transactions” section below.

Code of Ethics

The Company has adopted a Policy Statement on Business Ethics and Conflicts of Interest, which was approved by the Board of Directors, applicable to all employees.  A copy of our Code of Ethics is available upon request by contacting Management of our Company.

Executive Compensation

The following table sets forth compensation paid to persons who may be considered executive officers of the Company during the three fiscal years ended September 30, 2010.  Mr. Lalonde received no compensation of any nature.

Name and Position	Year	Salary	Bonus	Stock Awards	Option Award	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other	Total

Luke Lalonde	2011	0	0	0	0	0	0	0	0
President and	2010	0	0	0	0	0	0	0	0
Chief Executive Officer	2009	0	0	0	0	0	0	0	0

Option Grants.

Option Grants in Last Fiscal Year

We have not granted options to any officer at any time.

Director Compensation.

Mr. Lalonde, our sole director, does not receive any compensation for acting as such.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 30, 2010 certain information concerning the ownership of our common stock by: a) any person who is known to us to own beneficially 5% or more of our outstanding common stock; b) any director, president and executive officers; and c) director and executive officers as a group.

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

There is no plan or arrangement with respect to a change in control.  We currently do not have any equity compensation plans.

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership	Percent of Class

Luke Lalonde (1)	8,000,000,000	93.5%

(1) Mr. Lalonde's business address is in care of SuperDirectories, Inc., 5337 Route 374, Merrill, New York 12955.

Certain Relationships and Related Transactions

We are party to an informal arrangement with Aqua Nature of USA, Inc. pursuant to which we lease from them our principal corporate offices located at 5337 Route 374, Merrill, New York and we also receive certain telephone, internet, administrative, bookkeeping and related services. Luke Lalonde, our president and majority stockholder is the majority stockholder of Aqua Nature of USA, Inc. We paid Aqua Nature of USA, Inc. $48,000 for each of our fiscal years ended September 30, 2009 and 2010. See “Description of Property” section above.

Beginning in fiscal year 2009 the Company received services totaling $29,650 from 9200-2914 Quebec, Inc., a company owned by the daughter of the President and majority stockholder of Superdirectories, Inc.

During the years ended September 30, 2010 and 2009, the Company’s President and majority shareholder advanced $158,999 and $186,709, respectively, to the Company to fund its current operations. During the year ended September 30, 2010, the Company repaid $100,000 to its President and majority shareholder for prior advances provided to the Company. As of September 30, 2010 and 2009, the amount due to the President and majority shareholder was $245,708 and $186,709, respectively. The advances to the Company are unsecured, non-interest bearing and are payable upon demand.

During the year ended September 30, 2010, SuperDirectories, Inc. acquired 100 % of the beneficial interest in Direct Trust, of which the President, Luke Lalonde, was the controlling shareowner at the time of the acquisition. Of that interest, 83% was acquired from the controlling shareholder of SuperDirectories, Inc. in exchange for 2 million common shares and 10 million Series B preferred shares of SuperDirectories, Inc. The controlling shareholder of SuperDirectories, Inc. acquired the interest in Direct Trust, which held no assets or liabilities, for $1,000.

Principal Accountant Fees and Services

The following table sets forth fees billed to the Company by our auditors during the fiscal years ended September 30, 2009 and 2010.

	SEPTEMBER 30, 2009	SEPTEMBER 30, 2010

1. Audit Fees	$34,500.00	$36,000.00	*

2. Audit Related Fees	0.00	0.00

3. Tax Fees	0.00	0.00

4. All Other Fees	0.00	2,000.00	*

Total Fees	$34,500.00	$38,000.00	*

* estimates

Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services in connection with statutory and regulatory filings or engagements.  The 2010 audit fees will be paid in fiscal year 2012.

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

** Previously submitted with Form 10-QSB for period ending June 30, 2006.

***Previously submitted with Form 10-KSB for the year ending September 30, 2006

SIGNATURES

In accordance with Section 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SuperDirectories, Inc.

By	/s/ Luke Lalonde
Luke Lalonde
President, Chief Executive Officer and Chief Financial Officer
Date: March 26, 2012

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrants in the capacities and on the dates indicated:

By: /s/ Luke Lalonde
Luke Lalonde
Sole Director and President
March 26, 2012

