Form 10-K
period 2011-09-30
SuperDirectories Inc.
filed 2012-03-30
CIK 1338624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13

of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2011

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by a check mark whether the registrant has submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by a check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the issuer’s revenues for its most recent fiscal year    $0

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2011: $40,046.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2012: $120,138.

As of September 30, 2011, there were a total of 2,903,118,879 shares of common stock, par value $0.00000001 per share, issued and outstanding.

As of March 26, 2012, there were a total of 2,903,247,174 shares of common stock, par value $0.00000001 per share, issued and outstanding.

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

We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will” and similar expressions or negatives thereof to identify certain, but not necessarily all, forward-looking statements.  All forward-looking statements in this annual report are made as of the date hereof, based on information available to us as of the date hereof, and we do not undertake any obligation to update publicly any forward-looking statements to reflect subsequent events or circumstances.  Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of SuperDirectories, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  References in this Form 10-K, unless another date is stated, are to September 30, 2011.

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

Our Business

SuperDirectories is not a “search engine”.  Our principal product is a searchable directory of selected topics presented on the internet, at www.superdirectories.com. It is not possible to search the internet from within the SuperDirectories searchable directory-database. The search capability offered to SuperDirectories’ users is limited to searching our own database. The principal advantage available to SuperDirectories’ users is elimination of large amounts of extraneous material in every response. Our database produces results which are comprised of specific materials presented alphabetically and geographically compared to voluminous and often random results from the keyword-driven internet search engine model. As an additional user convenience, SuperDirectories’ website provides links to major search engines to assist users to make searches via other firms’ search engines. These links, permitting internet search, are not a significant element in the SD presentation. We use a program called “Open Tracker”, an internet website traffic analyzer, which provides statistics about visitors including the most popular pages.

Contents of our directory/database represent the company's selection of material suitable for inclusion in its directory from the much larger selection of material to be found on the internet. We use the terms “human edited” and “full text searchable” to describe our directory/database and its self-search features. Human editing, the selection of content, is done by independent contractors (“editors”) engaged by us for that purpose. Each of our editors has been trained to create new categories, revise existing categories in our directory, and add new websites to the categories. The “Human Editing Process” bears an average cost of $0.92 per category including a minimum of one website link. This is determined by dividing the total monthly cost of the editors’ compensation by the number of categories and links in our database. Checking for bad links is automated and carries no specific costs. The potential limitations on the information available are directly proportioned to the number of editors collecting such information. An editor now bookmarks an average of 320 links per day into our database. It is our goal to grow this to average more than 500 per day with additional training and thereby reduce our overall unit costs.  For the year-ended September 30, 2010, we had 26 editors, 22 working on adding new information and 4 on revising and updating information, with 2,168,302 categories and 1,804,737 links in our database. As of September 30, 2011 – with the same figures still true as of March 26, 2012 – we have 9 editors total, with 2,640,509 categories and 2,050,203 links.

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

SuperDirectories’ editors add content to the SuperDirectories website in a manner which accommodates content and context search queries rather than simply keyword searches. “Full Text” searching is the capability of SuperDirectories’ system which provides a narrower search, more directly matched to the context and content of the database’s human edited offerings. “Full Text” search limits the search response to only those items that match the inquiring text and its sense completely. Our goal is to offer a more limited and precise source of directory service. Our directory is organized to provide relevance for both category-based and keyword searches. Searches may also be conducted by location or subject by making use of “options on queries” type tools. These are represented by common database software functions. When searching a database, one might add refinement to a search by selecting from among a list of options to be added to or omitted from a search “query”. Our navigation interface allows a user to follow a search path into categories and sub-categories visually on the screen. The database shows all regions, countries, states, counties and major cities of the world with best links to them, and a multitude of subjects in organized and classified listings. As of September 30, 2010, our directory included a collection of 2,168,302 active searchable categories, and links to more than 1,804,737 selected websites, and as of September 30, 2011 – which data is still true as of March 26, 2012 – we have over 2,640,509 searchable categories and 2,050,203 links. As we add searchable categories and links to relevant websites increasing those totals approximately every two hours, we expect to grow in marketability. We have a program that checks the connectivity of all the URLs in our database every six hours. Any URLs that do not open within 10 seconds are listed and rechecked daily for 30 days and then automatically deleted if not active. Our editors routinely revise the directory content. Although our growth of searchable categories and links has stalled over the past two quarters, we expect our database to begin to grow again at a rate of 2,100 categories per day, which is not inconsistent with the frequency of additions.

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

We have been working since 2000 to develop our searchable database and expect to commence commercial marketing by the end of our fiscal year 2012. There have been no other business activities. Our management has selected a pace which is based upon his opinion of our ability to finance the development and growth safely. We recognize results are fully dependent upon and could be limited by our financial position and ability to raise funds as we progress to operational status. Nevertheless, as of September 30, 2011, cost of construction and maintenance will be met, based upon the available cash as of the date (see Description of Business, General, page 3 and Risk Factors, starting on page 9). It is our belief our directory will never become essentially complete in as much as topics of current interest and the technologies of listing and searching those topics is under perpetual change and will require continual revision and improvement. Our President intends to begin marketing the database at such time as he believes it is large enough to attract users and generate revenues, which we estimate to be prior to the close of fiscal year 2012.

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

Employees

As of the date hereof, we have one employee, Luke Lalonde, who is also sole director and President and who puts in 100% of his available time. He works on Company programs, finances and regulatory matters 10-12 hours a day, seven days a week. We have never had a work stoppage, and our employee is not represented by a labor union. There are no labor contracts. We consider our relations with our employee to be good. As of September 30, 2011, we used 9 independent editors on a contract base, while we currently continue to have 9 such editors. All such editor-contractors are organized as business entities such as corporations. There are no written contracts with any of them. They agree to perform a specific task and are compensated in accordance with quality of performance. There are no standard sets of terms. None of them are shareholders, directors, officers or employees of the Company or of Mr. Lalonde or any of his associates or affiliates. They invoice us on a “job done” basis at an approximate cost of $1,000 per editor per month. We intend to hire several additional administrative employees once commercial operations begin.

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

Research and Development

During the fiscal years ended September 30, 2009, 2010 and 2011 we spent approximately $285,185, $241,576 and $108,799 respectively, on product development (which we call “Software expenses” on our Statement of Operations). None of these costs have been or will be passed on to customers or be borne directly by them.

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

We depend on certain key personnel, the loss of whose services could adversely affect our business.

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

Our Process is More Time-Consuming and Costlier Than Our Competitors’ Processes.

Our “Human Editing Process” bears a cost of $0.92 per category. This is relatively expensive because of the use of consultants. We are limited by the number of consultants collecting or adding new data and continuously adding and updating. We must control these costs to remain competitive. At the same time, we are faced with the need to remain current and not allowing time lags in our building-up of data. Lack of sufficient controls in these areas could conceivably cost us customers, resulting in decreased revenues. Mr. Lalonde is in constant consideration of these factors and supervision of the persons involved. We are unable at this time to place a specific amount on potential losses.

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

Properties

Our principal corporate offices are located at 5337 Route 374, Merrill, New York and consist of approximately 150 square feet of office and administrative space that we lease from and share with Aqua Nature of USA, Inc. pursuant to an informal month-to-month lease arrangement. Such rent has now been set at a fixed amount of $4,000 per month. Luke Lalonde, our president and majority stockholder is the majority stockholder of Aqua Nature of USA, Inc. Aqua Nature of USA, Inc.’s sole business is owning and managing properties controlled by Mr. Lalonde. For each of the fiscal years ended September 30, 2009, 2010 and 2011 we paid Aqua Nature of USA, Inc. $48,000 in rent and services related to the property.

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

Part II

Market for Common Equity and Related Stockholder Matters

Market Information

As of September 30, 2011, there were 2,903,118,879 shares of our common stock outstanding, and as of March 26, 2012 there were 2,903,247,174 shares of our common stock outstanding.

Of the 2,903,247,174 total shares currently outstanding, 2,502,785,800 are restricted from re-sale, while 400,461,374 shares constitute our “float” and may be re-sold without restriction. Our shares of common stock are publicly-traded through OTC Markets Group secondary stock quotation service through our stock symbol SDIR.

We are considered a “fully-reporting” company pursuant to section 12(g) of the Securities Exchange Act of 1934 and are required to file various reports and other information pursuant to section 13 of such Exchange Act.

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

Holders

As of September 30, 2011, there were approximately 1,335 holders of record of our common stock.

As of March 26, 2012, there are approximately 1,341 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 30, 2011 and the date of this Annual Report, there are no existing compensation plans. An earlier option plan has been fully exercised.

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

Results of Operations.

We are a development stage company. We have relied on funds raised through sales of our common stock and from loans from officers to fund our operations. For the period from November 15, 1999 (inception) to September 30, 2011 – the last period for which we have audited financial data – we had no operating revenues and incurred net operating losses of $8,628,754. For the years ended September 30, 2010 and 2011, we incurred net operating losses of $1,629,345 and $276,437, respectively.

In prior periods, our net operating losses consisted principally of product development costs and legal and accounting fees primarily incurred in connection with ongoing SEC filing requirements. However, the year ended 2010 had a huge jump in our net operating losses, due primarily to the issuance of stock for services.

However, for the most recent year ended September 30, 2011, our net loss returned to levels similar to the years prior to the year ended September 30, 2010, or even a bit lower, as we trimmed our software and general administrative expenses.

Liquidity and Capital Resources.

Our cash at September 30, 2010 and September 30, 2011, was $8,346 and $49,576, respectively. While our most basic administrative needs are likely to be able to be met for the next 12 months with the cash we currently have, we will need to raise additional funds to finance our proposed operations during the next 12 months. No assurance can be given that funding will be available to us, on reasonable terms, if at all.

Net cash used in operating activities in the years ended September 30, 2010 and September 30, 2011 was $506,691 and $255,960, respectively. Net cash provided by financing activities for the year ended September 30, 2010 was $125,899, while net cash provided by financing activities for the most recent year ended September 30, 2011 was $297,966. This year-over-year increase in net cash provided by financing activities is due mostly to the fact that we sold approximately $132,000 more worth of common stock this most recent fiscal year ended than we did in the previous year, as well as the fact that we did not pay back any loans to our sole officer and director Luke LaLonde in FY2011, whereas in FY2010 we paid back $100,000 in loans to Mr. LaLonde.

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

Our plan of operation for the next twelve months is dependent upon our raising additional capital. As of September 30, 2011 – the latest period for which we have audited financial data – we had approximately $49,576 in cash available and believe we can satisfy our basic capital requirements for the fiscal year ending September 30, 2012 from private placement of our common stock and loans from management. No assurance can be given however, that we will be able to sell shares of our common stock, and no member of our management is under any obligation to loan money to us. During the fiscal year ending September 30, 2012, we will continue to engage consultants to perform “human” editing services, expanding the quality and size of our searchable directory. As expansion occurs, and as increased user activity places greater demand on the system, more hardware (servers and routers) will be added to manage the increased volume of data stored in the database and presented by the online directory. Except for one or more servers and routers as may be occasioned by large demand for our directory, we do not expect to purchase any significant equipment or make any other capital expenditure. Our major expenditures, should we be successful in raising sufficient capital, will be in human resources as we describe below.

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

Banners will be sold on an annual basis, starting as soon as possible after October 2012 when we will attempt to convert all present (trial basis) free-banner sites to paid sites. The program has not commenced, no transactions have been recorded and no sums raised or fees received.

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

Financial Statements

The information on the following pages presents audited consolidated balance sheets of the Company as of September 30, 2010 and 2011 and audited consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the 2 years then ended and for the period from November 15, 1999 (inception) to September 30, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

SuperDirectories, Inc.

(A Development Stage Company)

Cheyenne, Wyoming

We have audited the accompanying consolidated balance sheets of SuperDirectories, Inc. and its subsidiary (a development stage company) (collectively, the “Company”) as of September 30, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended, and for the period from November 15, 1999 (inception) through September 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SuperDirectories, Inc. and its subsidiary at September 30, 2011 and 2010 and the results of their operations and their cash flows for the years then ended and for the period from November 15, 1999 (inception) through September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of SuperDirectories, Inc.

We have audited the period from November 15, 1999 (inception) to September 30, 2009 of SuperDirectories, Inc. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ GOFF BACKA ALFERA & COMPANY, LLC.

GOFF BACKA ALFERA & COMPANY, LLC.

Pittsburgh, Pennsylvania

December 23, 2009

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2011	September 30, 2010
ASSETS
Current assets
Cash and cash equivalents	$49,576	$8,346
Prepaid expenses	3,419	-
Stock subscriptions receivable	25,000	-
Total current assets	77,995	8,346
Property and equipment
Office equipment	127,658	126,882
Less: Accumulated depreciation	(117,936)	(101,465)
Total property and equipment	9,722	25,417
Trade name, net	1,162	1,377
TOTAL ASSETS	$88,879	$35,140
LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accrued expenses	$10,000	$20,000
Accounts payable	13,761	5,267
Accounts payable - related party	4,000	-
Advances from officer	344,709	245,708
Total current liabilities	372,470	270,975
Commitments and contingencies	-	-
Stockholders' deficit
Series A preferred stock, par value $0.00000001 per share, 10,000,000 shares authorized, 1 share issued and outstanding as of
September 30, 2011 and September 30, 2010	-
Series B preferred stock, par value $0.00000001 per share, 90,000,000 shares authorized, 12,253,840 and 12,000,000 shares issued and outstanding
as of September 30, 2011 and September 30, 2010, respectively	-	-
Series C preferred stock, par value $0.00000001 per share, 20,000,000
shares authorized, -0- shares issued and outstanding	-	-
Common stock, par value $0.00000001 per share, 49,880,000,000 shares authorized, 2,903,118,879 and 2,558,879 shares issued and outstanding
as of September 30, 2011 and September 30, 2010, respectively	29	-
Additional paid-in capital	8,345,134	8,116,482
Deficit accumulated during the development stage	(8,628,754)	(8,352,317)
Total stockholders' deficit	(283,591)	(235,835)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$88,879	$35,140

See accompanying notes to consolidated financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

			November 15, 1999
			(Inception)
	Year Ended	Year Ended	through
	September 30,	September 30,	September 30,
	2011	2010	2011

Revenues	$-	$-	$-

Expenses
General and administrative expenses	150,954	1,371,743	7,105,981
Software costs	108,799	241,576	1,234,488
Depreciation and amortization	16,686	17,296	120,032
Impairment loss	-	-	243,903

Total operating expenses	276,439	1,630,615	8,704,404

Other income
Other income	-	-	125
Interest income	2	1,270	75,525
Total other income	2	1,270	75,650

Income tax expense	-	-	-

Net loss	$(276,437)	$(1,629,345)	$(8,628,754)

Loss per common share - Basic
and diluted	$(0.00)	$(6.49)

Weighted average common shares
outstanding - Basic and diluted	1,965,607,482	250,898

See accompanying notes to consolidated financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

From November 15, 1999 (Inception) through September 30, 2011

										Deficit
										Accumulated
							Additional	Common	Common	During the	Total
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Paid-in	Stock	Stock	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Options	Subscriptions	Stage	Equity (Deficit)

Balance, November 15, 1999 (inception)	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-
Issuance of common stock	140,500	-	-	-	-	-	405,000	-	-	-	405,000
Net loss	-	-	-	-	-	-	-	-	-	(128,347)	(128,347)
Balance at September 30, 2000	140,500	-	-	-	-	-	405,000	-	-	(128,347)	276,653

Issuance of common stock	47	-	-	-	-	-	46,500	-	-	-	46,500
Net loss	-	-	-	-	-	-	-	-	-	(109,493)	(109,493)
Balance at September 30, 2001	140,547	-	-	-	-	-	451,500	-	-	(237,840)	213,660

Issuance of common stock	3,228	-	-	-	-	-	165,215	-	-	-	165,215
Net loss	-	-	-	-	-	-	-	-	-	(121,664)	(121,664)
Balance at September 30, 2002	143,775	-	-	-	-	-	616,715	-	-	(359,504)	257,211

Issuance of common stock	507	-	-	-	-	-	25,370	-	-	-	25,370
Net loss	-	-	-	-	-	-	-	-	-	(51,503)	(51,503)
Balance at September 30, 2003	144,282	-	-	-	-	-	642,085	-	-	(411,007)	231,078

Issuance of common stock	7,934	-	-	-	-	-	350,702	-	-	-	350,702
Net loss	-	-	-	-	-	-	-	-	-	(109,209)	(109,209)
Balance at September 30, 2004	152,216	-	-	-	-	-	992,787	-	-	(520,216)	472,571
Issuance of common stock	4,656	-	-	-	-	-	550,665	-	-	-	550,665
Stock-based compensation expensed	-	-	-	-	-	-	-	2,489,370	-	-	2,489,370
Exercise of stock options	2,484	-	-	-	-	-	1,242,150	(1,242,150)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(2,783,739)	(2,783,739)
Balance at September 30, 2005	159,356	-	-	-	-	-	2,785,602	1,247,220	-	(3,303,955)	728,867

Issuance of common stock	596	-	-	-	-	-	595,674	-	-	-	595,674
Stock-based compensation expensed	-	-	-	-	-	-	-	1,247,220	-	-	1,247,220
Exercise of stock options	4,969	-	-	-	-	-	2,494,440	(2,494,440)	-	-	-
Stock subscription received	-	-	-	-	-	-	-	-	4,040	-	4,040
Net loss	-	-	-	-	-	-	-	-	-	(1,868,183)	(1,868,183)
Balance at September 30, 2006	164,921	-	-	-	-	-	5,875,716	-	4,040	(5,172,138)	707,618

Issuance of common stock	500	-	-	-	-	-	500,280	-	-	-	500,280
Stock subscriptions	-	-	-	-	-	-	-	-	(4,040)	-	(4,040)
Net loss	-	-	-	-	-	-	-	-	-	(512,791)	(512,791)
Balance at September 30, 2007	165,421	-	-	-	-	-	6,375,996	-	-	(5,684,929)	691,067

Issuance of common stock	718	-	-	-	-	-	717,899	-	-	-	717,899
Retired common stock	(7,348)	-	-	-	-	-	(183,692)	-	-	-	(183,692)
Net loss	-	-	-	-	-	-	-	-	-	(509,637)	(509,637)
Balance at September 30, 2008	158,791	-	-	-	-	-	6,910,203	-	-	(6,194,566)	715,637

Issuance of common stock	30	-	-	-	-	-	29,710	-	-	-	29,710
Net loss	-	-	-	-	-	-	-	-	-	(528,406)	(528,406)
Balance at September 30, 2009	158,821	-	-	-	-	-	6,939,913	-	-	(6,722,972)	216,941

Sale of common stock	58	-	-	-	-	-	66,900	-	-	-	66,900
Stock issued for compensation	2,400,000	-	1	-	12,000,000	-	1,109,669	-	-	-	1,109,669
Net loss	-	-	-	-	-	-	-	-	-	(1,629,345)	(1,629,345)
Balance at September 30, 2010	2,558,879	-	1	-	12,000,000	-	$8,116,482	-	-	(8,352,317)	(235,835)

Sale of common stock	460,000	-	-	-	-	-	198,965	-	-	-	198,965
Common stock cash subscriptions	100,000	-	-	-	-	-	25,000	-	-	-	25,000
Conversion of Series B preferred stock
to common stock	2,900,000,000	29	-	-	(1,160)	-	(29)	-	-	-	-
Stock issued for services	-	-	-	-	255,000	-	4,716	-	-	-	4,716
Net loss	-	-	-	-	-	-	-	-	-	(276,437)	(276,437)
Balance at September 30, 2011	2,903,118,879	$29	1	$-	12,253,840	$-	$8,345,134	$-	$-	$(8,628,754)	$(283,591)

See accompanying notes to consolidated financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			November 15, 1999
	Years Ended		(Inception)
	September 30,		through
	2011	2010	September 30, 2011
Cash flows from operating activities
Net loss	$(276,437)	$(1,629,345)	$(8,628,754)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation expense	4,716	1,109,669	4,850,955
Depreciation and amortization	16,686	17,296	120,032
Impairment loss	-	-	243,903
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(3,419)	-	(3,419)
Accounts payable	8,494	(311)	13,760
Accounts payable - related party	4,000	-	4,000
Accrued expense	(10,000)	(4,000)	10,000
Net cash used in operating activities	(255,960)	(506,691)	(3,389,523)
Cash flows from investing activities
Purchase of fixed assets	(776)	(2,660)	(371,562)
Trade name	-	-	(3,257)
Net cash used in investing activities	(776)	(2,660)	(374,819)
Cash flows from financing activities
Sale of common stock	198,965	66,900	3,652,901
Retirement of common stock	-	-	(183,692)
Repayments of advances from officer	-	(100,000)	(100,000)
Advances from officer	99,001	158,999	444,709
Net cash provided by financing activities	297,966	125,899	3,813,918
Net increase (decrease) in cash and cash equivalents	41,230	(383,452)	49,576
Cash and cash equivalents at beginning of period	8,346	391,798	-
Cash and cash equivalents at end of period	$49,576	$8,346	$49,576

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash financing transactions:
Common stock issued for subscriptions receivable	$25,000	$-
Conversion of Series B preferred stock to common stock	$29	$-

See accompanying notes to consolidated financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 – Description of business and basis of presentation:

SuperDirectories, Inc. (“we”, “our”, “the Company”) is a corporation originally organized under the State of Delaware General Corporation Law. The Corporation was created on November 15, 1999 under the name LukeSmart, Inc. and was renamed SuperDirectories, Inc. on July 9, 2002. On August 19, 2010, the Company amended in Articles of Incorporation and transferred its registered address to the state of Wyoming.

The accompanying consolidated financial statements include the accounts of SuperDirectories, Inc. and Direct Trust. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission.

Activities to date have been directed at developing a searchable directory of selected contents from the internet and raising capital through the issuance of the Company’s capital stock. As a result, the Company is development stage enterprise, as defined by ASC 915. From inception of the development stage through the date of these financial statements, the Company has not generated any revenues and has significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Note 2 – Summary of significant accounting policies:

Cash and cash equivalents

The Company considers all unrestricted highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. Cash balances at September 30, 2011 did not exceed FDIC insurance protection levels, however, periodically, cash balances may exceed FDIC insurance protection levels; subjecting the Company to risk related to the uninsured balance. The Company’s deposits are held at large established bank institutions and management believes that the risk of loss associated with any uninsured balances is remote.

Property and equipment

Property and equipment are stated at cost when purchased. Depreciation of property and equipment is computed using the straight-line method based on the estimated useful lives of the assets. The useful life of office equipment is from 3 to 5 years. Upon retirement or disposal of an asset, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the determination of net income (loss). Depreciation expense was $16,471 and $17,078 for the years ended September 30, 2011 and 2010, respectively.

The trade name is carried at cost less accumulated amortization. Intangible assets with finite lives are generally amortized on a straight-line basis over the economic lives of the respective assets, generally two to fifteen years. The Company recorded amortization expense of $215 and $217 for the years ended September 30, 2011 and 2010, respectively.

Long-lived assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. There was no impairment of long-lived assets for the years ended September 30, 2011 and 2010.

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

Software costs

Software costs are expensed as incurred and consists primarily of subcontractor payments and related expenses for enhancements to and maintenance of the Company’s network and the classification and organization of listings. The Company also incurs development costs for database development and website development. Development costs are capitalized. To date, these development costs have been impaired and classified as software costs until management expects such costs can generate revenues in the future.

Stock-based compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees, consultants and directors based on their grant-date estimated fair values over the period in which the share-based awards are expected to vest. Stock-based compensation expense recognized for the years ended September 30, 2011 and 2010 was $4,716 and $1,109,669, respectively.

Loss per share of common stock

Loss per common share is computed by dividing net income (loss) by weighted average common shares outstanding for the period. Basic loss per share is computed using an unadjusted weighted average number of common shares. Diluted earnings per share are compiled using the weighted average number of shares of common stock, outstanding during the period plus an adjustment for the dilutive effect of securities convertible into common stock. There was no difference between basic and diluted loss per share for the years ended September 30, 2011 and 2010 as the effect of these potential common shares were anti-dilutive due to the net loss during both years.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts payable, accrued expenses, and advances from officer, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments.

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

Recently issued accounting pronouncements

No new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

Note 3 – Going concern:

During the year ended September 30, 2011, SuperDirectories has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its officer. In addition to negative cash flow from operations, SuperDirectories has experienced recurring net losses, and has a working capital deficit of approximately $294,000 as of September 30, 2011.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if SuperDirectories, Inc. is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional equity funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 4 – Acquisition of Direct Trust:

On September 16, 2010, the Company issued 2,400,000 common shares and 12,000,000 Series B preferred shares in exchange for all of the beneficial interest shares of Direct Trust, a California business trust controlled by the Company’s President and majority shareholder. The Company acquired Direct Trust to act as an extension of the Company to achieve its business objectives, including being a vehicle for the Company to effect corporate restructuring and recapitalization. Because Direct Trust had no assets or operations, the transaction was not accounted as an acquisition of a business and the fair value of the shares issued of $221,934 was accounted for as stock compensation expense. The estimated fair value of the shares issued was calculated using the discounted cash flow method with Monte Carlo simulation.

Description of business of Direct Trust

Direct Trust (formerly Charco Acquisition Trust) was formed on August 27, 1998, as a California business trust. It was formed by trustee Robert Bryan, a businessman and corporate consultant. Its initial business plan in 1998 was simply to merge with or acquire another business.

Note 5 – Related party transactions:

The Company receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company controlled by the majority shareholder of SuperDirectories, Inc. Services and rentals from related parties of $48,000 for each of the years ended September 30, 2011 and 2010, are included in general and administrative expenses.

During the years ended September 30, 2011 and 2010, the Company’s President and majority shareholder advanced $99,001 and $158,999, respectively, to the Company to fund its current operations. During the year ended September 30, 2010, the Company made repayments of $100,000 for such advances. As of September 30, 2011 and 2010, the amount due to the President and majority shareholder was $344,709 and $245,708, respectively.  The advances to the Company are unsecured, non-interest bearing and are payable upon demand.

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

Series B preferred stock

Each share of Series B preferred stock is convertible into the number of common shares equal to the price of the Series B Preferred Stock as stated in the Company’s Bylaws divided by 100 times the par value of the common stock, subject to adjustment as may be determined by the Board of Directors. The holders of Series B preferred shares are entitled to dividends when and if declared by the Board of Directors at its sole discretion. Each share of Series B preferred stock shall have ten votes for any election or other vote placed before the shareholders of the Company.

Series C preferred stock

Each share of Series A preferred stock is convertible into 500 common shares. The holders of Series C preferred shares are entitled to dividends when and if declared by the Board of Directors at its sole discretion. Each share of Series C preferred stock shall have one vote for any election or other vote placed before the shareholders of the Company.

Common stock sales

On various dates in fiscal 2010, the Company sold a total of 58,250 common shares at prices ranging from $1.00 to $1.20 per share for a total consideration of $66,900.

During the year ended September 30, 2011, the Company sold 460,000 common shares at an average price of $0.43 per share for a total consideration of $198,965.

During the year ended September 30, 2011, the Company received subscriptions from third party investors for 100,000 common shares at $0.25 per share for a total of $25,000. The amounts receivable from the subscriptions were collected in October 2011 and are reported as subscriptions receivable in the consolidated balance sheets as of September 30, 2011.

Stock issuances for services

The Company entered into financial advisory and consulting agreements with various consultants mostly for one-year terms with effective dates starting in November 2010, in exchange for a total of 255,000 of its Series B preferred shares. The Series B preferred shares were issued in January 2011 and accordingly, the fair value of $4,716 was recognized in the accompanying consolidated statements of operations during the year ended September 30, 2011 under general and administrative expenses.

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

Conversion of Series B preferred stock to common stock

In January 2011, holders of 1,160 shares of the Company’s Series B preferred stock converted their respective Series B preferred stock into 2.9 billion shares of the Company’s common shares, in accordance with the conversion privileges provided for in the Company’s Bylaws. As a result of this conversion, additional paid-in capital was decreased by the total par value of the corresponding common shares issued at the date of conversion.

Note 7 – Commitments and contingencies:

On July 15, 2011, the Company hired a consultant for a one-year term in exchange for $10,500 cash and 50,000 common shares, issuable within three business days after the effective date of a planned reverse split, together with the accompanying opinion letter and a copy of the related issuance resolution. As of September 30, 2011, there has been no reverse split since the consultant was hired and none of the shares have been issued.

Note 8 – Income taxes:

The net deferred tax asset as of September 30, 2011 and 2010 include the following components:

	September 30, 2011	September 30, 2010
Net operating losses	$2,190,000	$2,095,000
Less: valuation allowance	(2,190,000)	(2,095,000)
Net deferred tax asset	$-	$-

As of September 30, 2011, the Company has unused net operating loss carry-forwards of approximately $6.3 million which will begin to expire in 2019. Due to the uncertainty regarding the level of future earnings, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized.

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

Our prior accountants during the fiscal year ended September 30, 2009 have not advised us that internal controls did not exist or that they were unwilling to rely on management’s representations or that the scope of the audit should be expanded or that information had come to their attention that would materially impact the fairness or reliability of any opinion.  The prior accountants were authorized to respond fully to the inquiries of a successor.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based upon their evaluation, they concluded that we did not maintain effective internal control over financial reporting as of September 30, 2011, based on the specified criteria  They identified control deficiencies regarding: (1) lack of segregation of duties; (2) lack of timely completion of financial control and reporting processes; and (3) need for stronger internal control environment.  We believe that these material weaknesses are due to the fact that we only have one employee.  During the current fiscal year ending on September 30, 2012, we intend to increase the number of administrative employees; however, the number of such employees will still be limited and may prevent adequate controls in the future, such as segregation of duties, due to cost/benefit of such remediation.

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

Attestation Report of Registered Public Accounting Firm.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Controls.

There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Directors, Executive Officers, and Corporate Governance

Executive Officers, Key Employees and Directors

The following table sets forth the name, age and positions of Luke Lalonde, our sole executive officer and director. Mr. Lalonde is serving as a director until the next annual meeting of stockholders and until his successor is elected and qualified or until his earlier resignation or removal. Mr. Lalonde is serving as our sole executive officer for a term which continues until the meeting of the board of directors which follows the next annual meeting of stockholders and until his successor shall have been chosen and qualified. He devotes 100% of his working time to our business (40 to 80 hours per week).

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

Executive Compensation

The following table sets forth compensation paid to persons who may be considered executive officers of the Company during the three fiscal years ended September 30, 2011.  Mr. Lalonde received no compensation of any nature.

Name and Position	Year	Salary	Bonus	Stock Awards	Option Award	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other	Total

Luke Lalonde President and Chief Executive Officer	2011 2010 2009	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

 Option Grants.

Option Grants in Last Fiscal Year

We have not granted options to any officer at any time.

Director Compensation.

Mr. Lalonde, our sole director, does not receive any compensation for acting as such.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 30, 2011 certain information concerning the ownership of our common stock by: a) any person who is known to us to own beneficially 5% or more of our outstanding common stock; b) any director, president and executive officers; and c) director and executive officers as a group.

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

There is no plan or arrangement with respect to a change in control.  We currently do not have any equity compensation plans.

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership	Percent of Class

Luke Lalonde (1)	2,502,089,523	86.2%

 (1) Mr. Lalonde's business address is in care of SuperDirectories, Inc., 5337 Route 374, Merrill, New York 12955.

Certain Relationships and Related Transactions

 We are party to an informal arrangement with Aqua Nature of USA, Inc. pursuant to which we lease from them our principal corporate offices located at 5337 Route 374, Merrill, New York and we also receive certain telephone, internet, administrative, bookkeeping and related services. Luke Lalonde, our president and majority stockholder is the majority stockholder of Aqua Nature of USA, Inc. We paid Aqua Nature of USA, Inc. $48,000 for each of our fiscal years ended September 30, 2010 and 2011. See our “Properties” section and financial statements above.

Beginning in fiscal year 2009 the Company received services totaling $29,650 from 9200-2914 Quebec, Inc., a company owned by the daughter of the President and majority stockholder of Superdirectories, Inc.

During the years ended September 30, 2011 and 2010, the Company’s President and majority shareholder advanced $99,001 and $158,999, respectively, to the Company to fund its current operations. During the year ended September 30, 2010, the Company made repayments of $100,000 for such advances. As of September 30, 2011 and 2010, the amount due to the President and majority shareholder was $344,709 and $245,708, respectively.  The advances to the Company are unsecured, non-interest bearing and are payable upon demand.

During the year ended September 30, 2010, SuperDirectories, Inc. acquired 100% of the beneficial interest in Direct Trust, of which the President, Luke Lalonde, was the controlling shareowner at the time of the acquisition. Of that interest, 83% was acquired from the controlling shareholder of SuperDirectories, Inc. in exchange for 2 million common shares and 10 million Series B preferred shares of SuperDirectories, Inc. The controlling shareholder of SuperDirectories, Inc. acquired the interest in Direct Trust, which held no assets or liabilities, for $1,000.

Principal Accountant Fees and Services

The following table sets forth fees billed to the Company by our auditors during the fiscal years ended September 30, 2010 and 2011.

	SEPTEMBER 30, 2011		SEPTEMBER 30, 2010

1. Audit Fees	$10,000.00	*	$16,000.00	*

2. Audit Related Fees	0.00		0.00

3. Tax Fees	0.00		0.00

4. All Other Fees	0.00	*	0.00	*

Total Fees	$10,000.00	*	$16,000.00	*

* estimates

Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services in connection with statutory and regulatory filings or engagements.  The 2010 audit fees will be paid in fiscal year 2012.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements, which are not reported under “Audit Fees”.

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

SuperDirectories, Inc.

By	/s/ Luke Lalonde Luke Lalonde President, Chief Executive Officer and Chief Financial Officer Date: March 30, 2012

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrants in the capacities and on the dates indicated:

By: /s/ Luke Lalonde
Luke Lalonde

Sole Director and President

March 30, 2012

