Form 10-Q
period 2010-12-31
SuperDirectories Inc.
filed 2012-04-16
CIK 1338624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C. 20549

FORM 10 – Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Large oaccelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐ No ☒

As of December 31, 2010 there were 2,558,879 shares of the issuer’s common stock, par value $0.00000001, issued and outstanding.

As of April 13, 2012, there are 2,903,247,174 shares of common stock, par value $0.00000001 per share, issued and outstanding.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	December 31, 2010	September 30, 2010
ASSETS
Current assets
Cash and cash equivalents	$12,185	$8,346
Total current assets	12,185	8,346
Property and equipment
Office equipment	127,550	126,882
Less: Accumulated depreciation	(105,639)	(101,465)
Total property and equipment	21,911	25,417
Trade name, net	1,322	1,377
TOTAL ASSETS	$35,418	$35,140

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$14,000	$20,000
Accounts payable	7,588	5,267
Advances from officer	265,708	245,708
Total current liabilities	287,296	270,975
Commitments and contingencies	-	-
Stockholders' equity (deficit)
Series A preferred stock, par value $0.00000001 per share, 10,000,000 shares authorized, 1 share issued and outstanding	-	-
Series B preferred stock, par value $0.00000001 per share, 90,000,000 shares authorized, 12,000,000 shares issued and outstanding	-	-
Series C preferred stock, par value $0.00000001 per share, 20,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, par value $0.00000001 per share, 49,880,000,000 shares authorized, 2,558,879 shares issued and outstanding	-	-
Additional paid-in capital	8,182,114	8,116,482
Deficit accumulated during the development stage	(8,433,992)	(8,352,317)
Total stockholders' equity (deficit)	(251,878)	(235,835)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$35,418	$35,140

See accompanying notes to unaudited consolidated financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	November 15, 1999 (Inception) through December 31, 2010

Revenues	$-	$-	$-

Expenses
General and administrative expenses	41,334	52,939	6,996,361
Software costs	36,113	88,947	1,161,802
Depreciation and amortization	4,229	4,791	107,575
Impairment loss	-	-	243,903

Total operating expenses	81,676	146,677	8,509,641

Other income
Other income	-	-	125
Interest income	1	1,181	75,524
Total other income	1	1,181	75,649

Income tax expense	-	-	-

Net loss	$(81,675)	$(145,496)	$(8,433,992)

Loss per common share – Basic and diluted	$(0.03)	$(0.92)

Weighted average common shares outstanding - Basic and diluted	2,558,879	158,821

See accompanying notes to unaudited consolidated financial statements

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	November 15, 1999 (Inception) through December 31, 2010
Cash Flows from Operating Activities
Net loss	$(81,675)	$(145,496)	$(8,433,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	-	-	4,846,239
Depreciation and amortization	4,229	4,791	107,575
Impairment loss	-	-	243,903
Changes in operating assets and liabilities
Prepaid expenses and other current assets	-	(24,000)	-
Accounts payable	2,321	(5,578)	7,587
Accrued expense	(6,000)	-	14,000
Net Cash Used in Operating Activities	(81,125)	(170,283)	(3,214,688)
Cash Flows from Investing Activities
Purchase of fixed assets	(668)	-	(371,454)
Trade name	-	-	(3,257)
Net Cash Used in Investing Activities	(668)	-	(374,711)
Cash Flows From Financing Activities
Additional proceeds from prior sales of common stock	65,632	-	3,519,568
Retirement of common stock	-	-	(183,692)
Repayments of advances from officer	-	(100,000)	(100,000)
Advances from officer	20,000	-	365,708
Net Cash Provided by (Used In) Financing Activities	85,632	(100,000)	3,601,584
Net Increase (Decrease) in Cash and Cash Equivalents	3,839	(270,283)	12,185
Cash and Cash Equivalents at Beginning of Period	8,346	391,798	-
Cash and Cash Equivalents at End of Period	$12,185	$121,515	$12,185

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Description of business and basis of presentation:

SuperDirectories, Inc. (“we”, “our”, the “Company”) is a corporation originally organized under the State of Delaware General Corporation Law. The Corporation was created on November 15, 1999 under the name LukeSmart, Inc. and was renamed SuperDirectories, Inc. on July 9, 2002. On August 19, 2010, the Company amended in Articles of Incorporation and transferred its registered address to the state of Wyoming.

The accompanying unaudited consolidated financial statements of SuperDirectories, Inc. have been prepared in accordance with generally accepted accounting principles used in the United States of America and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2011.

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

Note 2 – Going concern:

During the three months ended December 31, 2010, SuperDirectories, Inc. has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its officer. In addition to negative cash flow from operations, SuperDirectories, Inc. has experienced recurring net losses, and has a working capital deficit of approximately $275,000 as of December 31, 2010.

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

Note 3 – Related party transactions:

SuperDirectories, Inc. receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company controlled by the majority shareholder of SuperDirectories, Inc. Services and rentals from related parties of $12,000 for each of the three months ended December 31, 2010 and 2009, are included in general and administrative expenses.

During the three months ended December 31, 2010, the Company’s President and majority shareholder advanced $20,000 to the Company to fund its current operations. During the three months ended December 31, 2009, the Company made repayments of $100,000 for such advances. As of December 31, 2010, the amount due to the President and majority shareholder was $265,708.  The advances to the Company are unsecured, non-interest bearing and are payable upon demand.

Note 4 – Shareholders’ equity:

Common stock split

On December 22, 2010, the Company recorded a 1-for-1,000 reverse split of its common stock. The reverse split does not affect the number of common shares authorized for issuance.  All share and per share information has been retroactively adjusted to reflect the reverse stock split in the financial statements and in the notes to financial statements for all periods presented, to reflect the reverse stock split as if it occurred at inception.

Common stock sales

During October and November 2010, the Company received total refunds for sales of excess stock given to a consultant for services rendered totaling $65,632.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements.

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

Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or other achievements.

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

Presentation of Data.

This 10-Q is filed for the quarter ended December 31, 2010 (the first quarter of our year-ended September 30, 2011 [FY2011]), but is being filed in April, 2012 during the Fiscal Year ending September 30, 2012 (FY2012).

Results of Operations – Q1 FY2011.

For the first quarter ended December 31, 2010, we incurred a net operating loss of $81,675. Our net operating losses during such period consisted principally of product development costs and legal and accounting fees primarily incurred in connection with ongoing SEC filing requirements (through August of 2010), as well as OTC disclosure reporting requirements (since August of 2010).

Liquidity and Capital Resources – Q1 FY2011.

Our cash at December 31, 2010 and September 30, 2010, was $12,185 and $8,346, respectively. We will need to raise additional funds to finance our proposed operations during the next 12 months. No assurance can be given that funding will be available to us, on reasonable terms, if at all.

Net cash used in operating activities during the three months ended December 31, 2010 and December 31, 2009 was $81,125 and $170,283. Net cash used in operating activities from inception through December 31, 2010 was $3,214,688. Net cash provided by financing activities for the first quarter ended December 31, 2010 was $85,632, and from inception through December 31, 2010 was $3,601,584.

There was a big jump in net cash provided by financing activities from the first quarter of FY2010, ended December 31, 2009, versus December 31, 2010. In the first quarter of FY2010, ended December 31, 2009, our net cash provided by financing activities was ($100,000), while in the first quarter of FY2011, ended December 31, 2010, our net cash provided by financing activities was $85,632. The large increase was due to the repayment of $100,000 worth of advances from Luke LaLonde during the first quarter of FY2010, whereas in FY2011, we received additional proceeds of $65,632 from sale of common stock and an $20,000 in cash advances from Luke LaLonde.

Plan of Operation – FY2012.

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

We expect that our marketing team will be fully assembled by September 2012. At that point, much of the effort of our marketing team will be directed to developing a national marketing effort and formulating a plan and cost projection to carry it out. Our national marketing effort is not expected to commence until after November 2012. The feasibility of our national marketing plan will be dependent on our ability to raise additional capital and we have no assurances that this can be accomplished. However, it is not vital to our operations and we will implement it only when and if we have sufficient funds. We have no present plans for any other business.

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

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended (Exchange Act), as of December 31, 2010.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

EXHIBITS

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

Date: April 16, 2012	Super Directories, Inc.

By:	/s/ Luke Lalonde
Luke Lalonde, President, Principal Executive Officer, Treasurer and Principal Financial Officer

