Form 10-Q
period 2011-03-31
SuperDirectories Inc.
filed 2012-04-16
CIK 1338624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C. 20549

FORM 10 – Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of March 31, 2011 there were 2,902,558,879 shares of the issuer’s common stock, par value $0.00000001, issued and outstanding.

As of April 13, 2012, there are 2,903,247,174 shares of common stock, par value $0.00000001 per share, issued and outstanding.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	March 31, 2011	September 30, 2010
ASSETS
Current assets
Cash and cash equivalents	$14,317	$8,346
Total current assets	14,317	8,346
Property and equipment		-
Office equipment	127,658	126,882
Less: Accumulated depreciation	(109,722)	(101,465)
Total property and equipment	17,936	25,417
Trade name, net	1,269	1,377
TOTAL ASSETS	$33,522	$35,140

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accrued expenses	$10,000	$20,000
Accounts payable	6,385	5,267
Accounts payable - related party	4,000	-
Advances from officer	340,709	245,708
Total current liabilities	361,094	270,975
Commitments and contingencies	-	-
Stockholders' deficit
Series A preferred stock, par value $0.00000001 per share, 10,000,000
shares authorized, 1 share issued and outstanding	-	-
Series B preferred stock, par value $0.00000001 per share, 90,000,000 shares authorized, 12,253,840 and 12,000,000 shares issued and outstanding
as of March 31, 2011 and September 30, 2010, respectively	-	-
Series C preferred stock, par value $0.00000001 per share, 20,000,000
shares authorized, -0- shares issued and outstanding	-	-
Common stock, par value $0.00000001 per share, 49,880,000,000 shares authorized, 2,902,558,879 and 2,558,879 shares issued and
outstanding as of March 31, 2011 and September 30, 2010, respectively	29	-
Additional paid-in capital	8,186,801	8,116,482
Deficit accumulated during the development stage	(8,514,402)	(8,352,317)
Total stockholders' deficit	(327,572)	(235,835)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$33,522	$35,140

See accompanying notes to unaudited consolidated financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

					November 15, 1999
					(Inception)
	Three Months Ended		Six Months Ended		through
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative expenses	41,630	70,298	82,965	123,237	7,037,992
Software costs	34,644	72,612	70,757	161,559	1,196,446
Depreciation and amortization	4,137	4,447	8,365	9,238	111,711
Impairment loss	-	-	-		243,903

Total operating expenses	80,411	147,357	162,087	294,034	8,590,052

Other income
Other income	-	-	-	-	125
Interest income	1	53	2	1,234	75,525
Total other income	1	53	2	1,234	75,650

Income tax expense	-	-	-	-	-

Net loss	$(80,410)	$(147,304)	$(162,085)	$(292,800)	$(8,514,402)

Loss per common share - Basic
and diluted	$(0.00)	$(0.93)	$(0.00)	$(1.84)

Weighted average commons shares
outstanding - Basic and diluted	2,067,003,323	158,825	1,023,438,000	158,823

See accompanying notes to unaudited consolidated financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			November 15, 1999
	Six Months Ended		(Inception)
	March 31,		through
	2011	2010	March 31, 2011
Cash Flows from Operating Activities
Net loss	$(162,085)	$(292,800)	$(8,514,402)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation expense	4,716	-	4,850,955
Depreciation and amortization	8,365	9,238	111,711
Impairment loss	-	-	243,903
Changes in operating assets and liabilities:
Accounts payable	1,118	(4,397)	6,384
Accounts payable - related party	4,000	-	4,000
Accrued expense	(10,000)	(24,000)	10,000
Net Cash Used in Operating Activities	(153,886)	(311,959)	(3,287,449)
Cash Flows from Investing Activities
Purchase of fixed assets	(776)	-	(371,562)
Trade name	-	-	(3,257)
Net Cash Used in Investing Activities	(776)	-	(374,819)
Cash Flows From Financing Activities
Proceeds from sale of common stock	65,632	8,600	3,519,568
Retirement of common stock	-	-	(183,692)
Repayments of advances from officer	-	(100,000)	(100,000)
Advances from officer	95,001	30,000	440,709
Net Cash Provided by (Used in) Financing Activities	160,633	(61,400)	3,676,585
Net Increase (Decrease) in Cash and Cash Equivalents	5,971	(373,359)	14,317
Cash and Cash Equivalents at Beginning of Period	8,346	391,798	-
Cash and Cash Equivalents at End of Period	$14,317	$18,439	$14,317

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash Financing Transaction
Conversion of Series B Preferred Stock to Common Stock	$29	$0

See accompanying notes to unaudited consolidated financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Description of business and basis of presentation:

SuperDirectories, Inc. (“we”, “our”, the “Company”) is a corporation originally organized under the State of Delaware General Corporation Law. The Corporation was created on November 15, 1999 under the name LukeSmart, Inc. and was renamed SuperDirectories, Inc. on July 9, 2002. On August 19, 2010, the Company amended its Articles of Incorporation and transferred its registered address to the state of Wyoming.

The accompanying unaudited consolidated financial statements of SuperDirectories, Inc. have been prepared in accordance with generally accepted accounting principles used in the United States of America and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2011.

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

Note 2 – Going concern:

During the six months ended March 31, 2011, SuperDirectories, Inc. has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its officer. In addition to negative cash flow from operations, SuperDirectories, Inc. has experienced recurring net losses, and has a working capital deficit of approximately $347,000 as of March 31, 2011.

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

Note 3 – Related party transactions:

SuperDirectories, Inc. receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company controlled by the majority shareholder of SuperDirectories, Inc. Services and rentals from related parties of $24,000 for each of the six months ended March 31, 2011 and 2010, are included in general and administrative expenses.

During the six months ended March 31, 2011 and 2010, the Company’s President and majority shareholder advanced $95,001 and $30,000, respectively, to the Company to fund its current operations. During the six months ended March 31, 2010, the Company made repayments of $100,000 for such advances. As of March 31, 2011, the amount due to the President and majority shareholder was $340,709.  The advances to the Company are unsecured, non-interest bearing and are payable upon demand.

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

Common stock sales

During the six months ended March 31, 2011 the Company received total proceeds from refunds for sales of excess stock given to a consultant for services rendered totaling $65,632.

Conversion of Series B preferred stock to common stock

In January 2011, holders of 1,160 shares of the Company’s Series B preferred stock converted their respective Series B preferred stock into 2.9 billion common shares, in accordance with the conversion privileges provided for in the Company’s Bylaws. As a result of this conversion, additional paid-in capital was decreased by the total par value of the corresponding common shares issued at the date of conversion.

Stock issuances for services

The Company entered into financial advisory and consulting agreements with various consultants mostly for one-year terms with effective dates starting in November 2010, in exchange for a total of 255,000 shares of its Series B preferred stock. The agreements were executed and the Series B preferred stock were issued in January 2011. Accordingly, the estimated value of the Series B preferred stock of $4,716 was recognized in the accompanying consolidated statements of operations during the three and six months ended March 31, 2011 under general and administrative expenses.

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

Presentation of Data.

This 10-Q is filed for the quarter ended March 31, 2011 (the second quarter of our year-ended September 30, 2011 [FY2011]), but is being filed in April, 2012 during the Fiscal Year ending September 30, 2012 (FY2012).

Results of Operations – Q2 FY2011.

For the six months ended March 31, 2011, we incurred a net operating loss of $162,085, as compared with a net operating loss of $292,082 for the same period last year. This is due to lower operating costs at all levels.

For the period from November 15, 1999 (inception) to March 31, 2011, we had no operating revenues and incurred net operating losses of $8,514,402. For the second quarter ended March 31, 2011, we incurred a net operating loss of $80,410, as compared with a net operating loss of $147,304 for the same period last year, and a net operating loss of $81,675 for our prior quarter ended December 31, 2010.

In prior periods, our net operating losses consisted principally of product development costs and legal and accounting fees primarily incurred in connection with ongoing SEC filing requirements (through August of 2010), as well as OTC Disclosure reporting requirements (since August of 2010).

Liquidity and Capital Resources – Q2 FY2011.

Our cash at March 31, 2011 was $14,317. We will need to raise additional funds to finance our proposed operations during the next 12 months. No assurance can be given that funding will be available to us, on reasonable terms, if at all.

Net cash used in operating activities in the six months ended March 31, 2011 was $153,886. Net cash used in operating activities from inception through March 31, 2011 was $3,287,449. Net cash used in financing activities for the six months ended March 31, 2010 was $61,400, and for the six months ended March 31, 2011 was $160,633, and from inception through March 31, 2011 was $3,676,585.

As indicated above, there was a big jump in net cash provided by financing activities from the six months ended March 31, 2010, versus the six months ended March 31, 2011. The large increase was due to the repayment of $100,000 worth of advances from Luke LaLonde during the first six months of FY2010, whereas, for the same period in FY 2011, the Company received proceeds of $65,632 from the sale of common stock and additional cash advances from Luke LaLonde of $95,001.

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

Development Stage Activities

The Company was incorporated in the state of Delaware on November 15, 1999, and re-domiciled in the state of Wyoming on August 25, 2010. Activities to date have been directed at developing a searchable directory of selected contents from the Internet and raising capital through the issuance of the Company’s capital stock.

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

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended (Exchange Act), as of March 31, 2011.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

OTHER INFORMATION

Effective January 23, 2011, we conducted a reverse split of the issued and outstanding common shares at a ratio of 1 new share for 1,000 old shares.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

