Form 10-Q
period 2011-06-30
SuperDirectories Inc.
filed 2012-04-16
CIK 1338624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C. 20549

FORM 10 – Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

Indicate by a check mark whether the registrant has submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __ No X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐ No ☒

As of June 30, 2011 there were 2,902,558,174 shares of the issuer’s common stock, par value $0.00000001, issued and outstanding.

As of April 13, 2012, there are 2,903,247,174 shares of common stock, par value $0.00000001 per share, issued and outstanding.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	June 30, 2011	September 30, 2010
ASSETS
Current assets
Cash and cash equivalents	$987	$8,346
Prepaid expenses	502	-
Total current assets	1,489	8,346
Property and equipment		-
Office equipment	127,658	126,882
Less: Accumulated depreciation	(113,805)	(101,465)
Total property and equipment	13,853	25,417
Trade name, net	1,215	1,377
TOTAL ASSETS	$16,557	$35,140

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accrued expenses	$10,000	$20,000
Accounts payable	10,049	5,267
Accounts payable - related party	10,000	-
Advances from officer	344,709	245,708
Total current liabilities	374,758	270,975
Commitments and contingencies	-	-
Stockholders' deficit
Series A preferred stock, par value $0.00000001 per share, 10,000,000 shares authorized, 1 share issued and outstanding	-	-
Series B preferred stock, par value $0.00000001 per share, 90,000,000 shares authorized, 12,253,840 and 12,000,000 shares issued and outstanding as of June 30, 2011 and September 30, 2010, respectively	-	-
Series C preferred stock, par value $0.00000001 per share, 20,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, par value $0.00000001 per share, 49,880,000,000 shares authorized, 2,902,558,879 and 2,558,879 shares issued and outstanding as of June 30, 2011 and September 30, 2010, respectively	29	-
Additional paid-in capital	8,205,265	8,116,482
Deficit accumulated during the development stage	(8,563,495)	(8,352,317)
Total stockholders' deficit	(358,201)	(235,835)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$16,557	$35,140

See accompanying notes to unaudited consolidated financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

					November 15, 1999
					(Inception)
	Three Months Ended		Nine Months Ended		through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative expenses	23,572	70,084	106,537	193,321	7,061,564
Software costs	21,385	40,102	92,142	201,661	1,217,831
Depreciation and amortization	4,137	4,319	12,502	13,557	115,848
Impairment loss	-	-	-		243,903

Total operating expenses	49,094	114,505	211,181	408,539	8,639,146

Other income
Other income	-	-	-	-	125
Interest income	1	34	3	1,268	75,526
Total other income	1	34	3	1,268	75,651

Income tax expense	-	-	-	-	-

Net loss	$(49,093)	$(114,471)	$(211,178)	$(407,271)	$(8,563,495)

Loss per common share - Basic and diluted	$(0.00)	$(0.72)	$(0.00)	$(2.56)

Weighted average common shares outstanding - Basic and diluted	2,902,558,879	158,851	1,649,811,626	158,832

See accompanying notes to unaudited consolidated financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			November 15, 1999
	Nine Months Ended		(Inception)
	June 30,		through
	2011	2010	June 30, 2011
Cash Flows from Operating Activities
Net loss	$(211,178)	$(407,271)	$(8,563,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,716	-	4,850,955
Depreciation and amortization	12,502	13,557	115,848
Impairment loss	-	-	243,903
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(502)	-	(502)
Accounts payable	4,782	(5,578)	10,048
Accounts payable - related party	10,000	-	10,000
Accrued expenses	(10,000)	(24,000)	10,000
Net Cash Used in Operating Activities	(189,680)	(423,292)	(3,323,243)
Cash Flows from Investing Activities
Purchase of fixed assets	(776)	-	(371,562)
Trade name	-	-	(3,257)
Net Cash Used in Investing Activities	(776)	-	(374,819)
Cash Flows From Financing Activities
Proceeds from sale of common stock	84,096	63,300	3,538,032
Retirement of common stock	-	-	(183,692)
Repayments of advances from officer	-	(100,000)	(100,000)
Advances from officer	99,001	80,000	444,709
Net Cash Provided by Financing Activities	183,097	43,300	3,699,049
Net Increase (Decrease) in Cash and Cash Equivalents	(7,359)	(379,992)	987
Cash and Cash Equivalents at Beginning of Period	8,346	391,798	-
Cash and Cash Equivalents at End of Period	$987	$11,806	$987

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash Financing Transaction
Conversion of Series B Preferred Stock to Common Stock	$29	$0

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

The accompanying unaudited consolidated financial statements of SuperDirectories, Inc. have been prepared in accordance with generally accepted accounting principles used in the United States of America and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the three and nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2011.

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

Note 2 – Going concern:

During the nine months ended June 30, 2011, SuperDirectories, Inc. has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its officer. In addition to negative cash flow from operations, SuperDirectories, Inc. has experienced recurring net losses, and has a working capital deficit of approximately $373,000 as of June 30, 2011.

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

Note 3 – Related party transactions:

SuperDirectories, Inc. receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company controlled by the majority shareholder of SuperDirectories, Inc. Services and rentals from related parties of $36,000 for each of the nine months ended June 30, 2011 and 2010, are included in general and administrative expenses.

During the nine months ended June 30, 2011 and 2010, the Company’s President and majority shareholder advanced $99,001 and $80,000, respectively, to the Company to fund its current operations. During the nine months ended June 30, 2010, the Company made repayments of $100,000 for such advances. As of June 30, 2011, the amount due to the President and majority shareholder was $344,709.  The advances to the Company are unsecured, non-interest bearing and are payable upon demand.

Note 4 – Shareholders’ equity (deficit):

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

Common stock sales

During the nine months ended June 30, 2011, the Company received total proceeds from refunds for sales of excess stock given to a consultant for services rendered totaling $84,096.

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

Stock issuances for services

The Company entered into financial advisory and consulting agreements with various consultants mostly for one-year terms with effective dates starting in November 2010, in exchange for a total of 255,000 shares of its Series B preferred stock. The agreements were executed and the Series B preferred stocks were issued in January 2011. Accordingly, the estimated value of the Series B preferred stock of $4,716 was recognized in the accompanying consolidated statements of operations during the nine months ended June 30, 2011 under general and administrative expenses.

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

Presentation of Data.

This 10-Q is filed for the quarter ended June 30, 2011 (the third quarter of our year-ended September 30, 2011 [FY2011]), but is being filed in April, 2012 during the Fiscal Year ending September 30, 2012 (FY2012).

Results of Operations – Q3 FY2011.

For the nine months ended June 30, 2011, we incurred a net operating loss of $211,178, as compared with a net operating loss of $407,271 for the same period last year. This is due to lower operating costs at all levels.

For the third quarter ended June 30, 2011, we incurred a net operating loss of $49,093, as compared with a net operating loss of $114,471 for the same period last year, and a net operating loss of $147,304 for our prior quarter ended March 31, 2011.

In prior periods, our net operating losses consisted principally of product development costs and legal and accounting fees primarily incurred in connection with ongoing SEC filing requirements (through August of 2010), as well as OTC Disclosure reporting requirements (since August of 2010).

Liquidity and Capital Resources – Q3 FY2011.

Our cash at June 30, 2011 was $987. We will need to raise additional funds to finance our proposed operations during the next 12 months. No assurance can be given that funding will be available to us, on reasonable terms, if at all.

Net cash used in operating activities in the nine months ended June 30, 2011 was $189,680. Net cash used in operating activities from inception through June 30, 2011 was $3,323,243. Net cash provided by financing activities for the nine months ended June 30, 2011 was $183,097, and from inception through June 30, 2011 was $3,699,049.

There was a big jump in net cash provided by financing activities from the nine months ended June 30, 2010, versus the nine months ended June 30, 2011. In the first nine months of FY2010, ended June 30, 2010, our net cash provided by financing activities was $43,300, while in the first nine months of FY2011, ended June 30, 2011, our net cash provided by financing activities was $183,097. The large increase was due to the repayment of $100,000 worth of advances from Luke LaLonde whereas, for the same period in FY 2011, the Company received proceeds of $65,632 from the sale of common stock and an additional $95,001 in cash advances from Luke LaLonde.

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

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended (Exchange Act), as of June 30, 2011.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

