Form 10-Q
period 2011-12-31
SuperDirectories Inc.
filed 2012-05-01
CIK 1338624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C. 20549

FORM 10 – Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of December 31, 2011 there were 2,903,246,879 shares of the issuer’s common stock, par value $0.00000001, issued and outstanding.

As of April 30, 2012, there are 2,903,247,174 shares of common stock, par value $0.00000001 per share, issued and outstanding.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	December 31, 2011	September 30, 2011
ASSETS
Current assets
Cash and cash equivalents	$46,155	$49,576
Prepaid expenses	2,769	3,419
Stock subscriptions receivable	-	25,000
Total current assets	48,924	77,995
Property and equipment, net	6,684	9,722
Trade name, net	1,108	1,162
TOTAL ASSETS	$56,716	$88,879

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accrued expenses	$10,000	$10,000
Accounts payable	5,193	13,761
Accounts payable - related party	4,000	4,000
Advances from officer	344,709	344,709
Total current liabilities	363,902	372,470
Stockholders' deficit
Series A preferred stock, par value $0.00000001 per share, 10,000,000 shares authorized, 1 share issued and outstanding	-	-
Series B preferred stock, par value $0.00000001 per share, 90,000,000 shares authorized, 12,253,840 shares issued and outstanding	-	-
Series C preferred stock, par value $0.00000001 per share, 20,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, par value $0.00000001 per share, 49,880,000,000 shares authorized, 2,903,246,879 and 2,903,118,879 shares issued and outstanding as of December 31, 2011 and September 30, 2011, respectively	29	29
Additional paid-in capital	8,377,074	8,345,134
Deficit accumulated during the development stage	(8,684,289)	(8,628,754)
Total stockholders' deficit	(307,186)	(283,591)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$56,716	$88,879

See accompanying notes to the unaudited consolidated financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

			November 15, 1999
	Three Months	Three Months	(Inception)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011

Revenues	$-	$-	$-

Expenses
General and administrative expenses	44,792	41,334	7,150,773
Software costs	6,656	36,113	1,241,144
Depreciation and amortization	4,087	4,229	124,119
Impairment loss	-	-	243,903

Total operating expenses	55,535	81,676	8,759,939

Other income
Other income	-	-	125
Interest income	-	1	75,525
Total other income	-	1	75,650

Income tax expense	-	-	-

Net loss	$(55,535)	$(81,675)	$(8,684,289)

Loss per common share - Basic and diluted	$(0.00)	$(0.03)

Weighted average common shares outstanding - Basic and diluted	2,903,208,096	2,558,879

See accompanying notes to the unaudited consolidated financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months	Three Months	November 15, 1999
	Ended	Ended	(Inception)
	December 31,	December 31,	through
	2011	2010	December 31, 2011
Cash Flows from Operating Activities
Net loss	$(55,535)	$(81,675)	$(8,684,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	-	-	4,850,955
Depreciation and amortization	4,087	4,229	124,119
Impairment loss	-	-	243,903
Changes in operating assets and liabilities
Prepaid expenses and other current assets	650	-	(2,769)
Accounts payable	(8,568)	2,321	5,192
Accounts payable - related party	-	-	4,000
Accrued expense	-	(6,000)	10,000
Net Cash Used in Operating Activities	(59,366)	(81,125)	(3,448,889)
Cash Flows from Investing Activities
Purchase of fixed assets	(995)	(668)	(372,557)
Trade name	-	-	(3,257)
Net Cash Used in Investing Activities	(995)	(668)	(375,814)
Cash Flows From Financing Activities
Proceeds from sale of common stock	31,940	65,632	3,684,841
Proceeds from subscription receivable	25,000	-	25,000
Retirement of common stock	-	-	(183,692)
Repayments of advances from officer	-	-	(100,000)
Advances from officer	-	20,000	444,709
Net Cash Provided by Financing Activities	56,940	85,632	3,870,858
Net Increase (Decrease) in Cash and Cash Equivalents	(3,421)	3,839	46,155
Cash and Cash Equivalents at Beginning of Period	49,576	8,346	-
Cash and Cash Equivalents at End of Period	$46,155	$12,185	$46,155

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash financing transaction:
Conversion of Series B preferred stock to common stock	$-	$-	$29

See accompanying notes to the unaudited consolidated financial statements.

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

The accompanying unaudited consolidated financial statements of SuperDirectories, Inc. have been prepared in accordance with generally accepted accounting principles used in the United States of America and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012.

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

Note 2 – Going concern:

During the three months ended December 31, 2011, SuperDirectories, Inc. has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its officer. In addition to negative cash flow from operations, SuperDirectories, Inc. has experienced recurring net losses, and has a working capital deficit of approximately $315,000 as of December 31, 2011.

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

Note 3 – Related party transactions:

SuperDirectories, Inc. receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company controlled by the majority shareholder of SuperDirectories, Inc. Services and rentals from related parties of $12,000 for each of the three months ended December 31, 2011 and 2010, are included in general and administrative expenses. As of December 31, 2011, $4,000 is due to this related party.

During the three months ended December 31, 2011 and 2010, the Company’s President and majority shareholder advanced $-0- and $20,000 to the Company to fund its current operations. As of December 31, 2011, the amount due to the President and majority shareholder was $344,709.  The advances to the Company are unsecured, non-interest bearing and are payable upon demand.

Note 4 – Shareholders’ equity:

During the three months ended December 31, 2011, the Company sold 128,000 common shares at a price of $0.25 per share for a total consideration of $31,940.

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

Results of Operations – Q1 FY2012.

For the three months ended December 31, 2011, we incurred a net operating loss of $55,535, as compared to a net operating loss of $81,675 for the same period last year. This is due to lower operating costs at all levels.

In prior periods, our net operating losses consisted principally of product development costs, as well as consulting fees and legal and accounting fees primarily incurred in connection with ongoing SEC filing requirements, as well as OTC Disclosure reporting requirements (from August of 2010 through August of 2011). However, in the past 2-3 quarters, our losses have been trimmed by focusing on the product development costs, with less stock issued for consulting and related services.

Since inception, we have not generated revenue. We intend for our service directory to go “live” around the fourth quarter of this fiscal year or the first quarter of next fiscal year, at which time we expect to begin generating revenue.

Liquidity and Capital Resources – Q1 FY2012.

Our cash at December 31, 2011 was $46,155, but our cash as of March 31, 2012 – the most recent quarter-ended – was only $10,587. Given this, our cash on hand is unlikely to be sufficient capital, in and of itself, to finance our bare administrative costs, let alone our proposed operations, during the next 12 months. No assurance can be given that funding will be available to us, on reasonable terms, if at all.

Net cash used in operating activities in the three months ended December 31, 2011 was $59,366. Net cash used in operating activities from inception through December 31, 2011 was $3,448,889. Net cash provided by financing activities for the three months ended December 31, 2011 was $56,940, and from inception through December 31, 2011 was $3,870,858.

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

Our plan of operation for the next twelve months is dependent upon our raising additional capital. As of December 31, 2011, we had $46,155 in cash available. Although our cash on hand plummeted in our most recently-completed quarter ended March 31, 2012, to $10,587, we still believe we can satisfy our basic capital requirements for the fiscal year ending September 30, 2012 from cash on hand, so long as we augment that with private placements of our common stock and/or loans from management. No assurance can be given however, that we will be able to sell shares of our common stock, and no member of our management is under any obligation to loan money to us. During the fiscal year ending September 30, 2012, we will continue to engage consultants to perform “human” editing services, expanding the quality and size of our searchable directory. As expansion occurs, and as increased user activity places greater demand on the system, more hardware (servers and routers) will be added to manage the increased volume of data stored in the database and presented by the online directory. Except for one or more servers and routers as may be occasioned by large demand for our directory, we do not expect to purchase any significant equipment or make any other capital expenditure. Our major expenditures, should we be successful in raising sufficient capital, will be in human resources as we describe below.

We have been successful in financing our operational and developmental activities to date by selling shares of our common stock and from advances from our President. However, we have no assurance that we will be able to continue in this way, and our current available cash balance as of December 31, 2011 is insufficient to continue development, and will require a significant stock offering and/or continued advances from our President in order to have sufficient capital to continue development until income producing business operations are commenced. We have no plans for other business activities if we are unable to raise required funds. We believe we will need to raise additional capital of approximately $420,000 in order to continue operations for the fiscal year ending September 30, 2012 as well as fully implement our entire business and marketing strategy at all planned levels of activity. Our activities to date have been limited to building our database. The information available through our directory comes from ever changing and growing sources.

We have recently experienced delays in meeting certain target dates related to our business operations. The delays were principally caused by our need to synchronize the capabilities of our existing servers and to install fiber optic lines in our Gatineau, Quebec facilities. Also, in January of 2012, our sole full-time employee, officer and director, Luke LaLonde, had a physical illness which incapacitated him for several weeks, through March 2012. However, we do not presently anticipate any further delays.

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

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended (Exchange Act), as of December 31, 2011.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: April 30, 2012		Super Directories, Inc.

By:	/s/ Luke Lalonde
Luke Lalonde, President, Principal Executive Officer, Treasurer and Principal Financial Officer

