Form 10-Q
period 2012-03-31
SuperDirectories Inc.
filed 2012-05-01
CIK 1338624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C. 20549

FORM 10 – Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large Accelerated Filer ☐	Non-Accelerated Filer (do not check if Smaller Reporting Company) ☐
Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐ No ☒

As of March 31, 2012 there were 2,903,266,879 shares of the issuer’s common stock, par value $0.00000001, issued and outstanding.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	March 31, 2012	September 30, 2011
ASSETS
Current assets
Cash and cash equivalents	$10,587	$49,576
Prepaid expenses	1,474	3,419
Stock subscriptions receivable	-	25,000
Total current assets	12,061	77,995
Property and equipment, net	2,606	9,722
Trade name, net	1,055	1,162
TOTAL ASSETS	$15,722	$88,879

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accrued expenses	$10,000	$10,000
Accounts payable	18,858	13,761
Accounts payable - related party	6,000	4,000
Advances from officer	344,709	344,709
Total current liabilities	379,567	372,470
Stockholders' deficit
Series A preferred stock, par value $0.00000001 per share, 10,000,000 shares authorized, 1 share issued and outstanding	-	-
Series B preferred stock, par value $0.00000001 per share, 90,000,000 shares authorized, 12,253,840 shares issued and outstanding	-	-
Series C preferred stock, par value $0.00000001 per share, 20,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, par value $0.00000001 per share, 49,880,000,000 shares authorized, 2,903,266,879 and 2,903,118,879 shares issued and outstanding as of March 31, 2012 and September 30, 2011, respectively	29	29
Additional paid-in capital	8,382,074	8,345,134
Deficit accumulated during the development stage	(8,745,948)	(8,628,754)
Total stockholders' deficit	(363,845)	(283,591)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$15,722	$88,879

See accompanying notes to the unaudited consolidated financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

					November 15, 1999
					(Inception)
	Three Months Ended		Six Months Ended		through
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative expenses	53,604	41,630	98,396	82,965	7,204,377
Software costs	3,924	34,644	10,580	70,757	1,245,068
Depreciation and amortization	4,131	4,137	8,218	8,365	128,250
Impairment loss	-	-	-	-	243,903

Total operating expenses	61,659	80,411	117,194	162,087	8,821,598

Other income
Other income	-	-	-	-	125
Interest income	-	1	-	2	75,525
Total other income	-	1	-	2	75,650

Income tax expense	-	-	-	-	-

Net loss	$(61,659)	$(80,410)	$(117,194)	$(162,085)	$(8,745,948)

Loss per common share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic and diluted	2,903,247,978	2,067,003,323	2,903,227,928	1,023,438,000

See accompanying notes to the unaudited consolidated financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			November 15, 1999
	Six Months Ended		(Inception)
	March 31,		through
	2012	2011	March 31, 2012
Cash Flows from Operating Activities
Net loss	$(117,194)	$(162,085)	$(8,745,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	-	4,716	4,850,955
Depreciation and amortization	8,218	8,365	128,250
Impairment loss	-	-	243,903
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,945	-	(1,474)
Accounts payable	5,097	1,118	18,857
Accounts payable - related party	2,000	4,000	6,000
Accrued expense	-	(10,000)	10,000
Net Cash Used in Operating Activities	(99,934)	(153,886)	(3,489,457)
Cash Flows from Investing Activities
Purchase of fixed assets	(995)	(776)	(372,557)
Trade name	-	-	(3,257)
Net Cash Used in Investing Activities	(995)	(776)	(375,814)
Cash Flows From Financing Activities
Proceeds from sale of common stock	36,940	65,632	3,689,841
Proceeds from subscription receivable	25,000	-	25,000
Retirement of common stock	-	-	(183,692)
Repayments of advances from officer	-	-	(100,000)
Advances from officer	-	95,001	444,709
Net Cash Provided by Financing Activities	61,940	160,633	3,875,858
Net Increase (Decrease) in Cash and Cash Equivalents	(38,989)	5,971	10,587
Cash and Cash Equivalents at Beginning of Period	49,576	8,346	-
Cash and Cash Equivalents at End of Period	$10,587	$14,317	$10,587

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash Financing Activity:
Conversion of Series B preferred stock to common stock	$-	$29	$29

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

The accompanying unaudited consolidated financial statements of SuperDirectories, Inc. have been prepared in accordance with generally accepted accounting principles used in the United States of America and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the three and six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012.

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

Note 2 – Going concern:

During the six months ended March 31, 2012, SuperDirectories, Inc. has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its officer. In addition to negative cash flow from operations, SuperDirectories, Inc. has experienced recurring net losses, and has a working capital deficit of approximately $368,000 as of March 31, 2012.

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

Note 3 – Related party transactions:

SuperDirectories, Inc. receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company controlled by the majority shareholder of SuperDirectories, Inc. Services and rentals from related parties of $24,000 for each of the six months ended March 31, 2012 and 2011, are included in general and administrative expenses. As of March 31, 2012, $6,000 is due to this related party.

During the six months ended March 31, 2012 and 2011, the Company’s President and majority shareholder advanced $-0- and $95,001, respectively, to the Company to fund its current operations. As of March 31, 2012, the amount due to the President and majority shareholder was $344,709.  The advances to the Company are unsecured, non-interest bearing and are payable upon demand.

Note 4 – Shareholders’ equity:

During the six months ended March 31, 2012, the Company sold 148,000 common shares at $0.25 per share for $36,940.

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

Results of Operations – Q2 FY2012.

For the three months ended March 31, 2012, we incurred a net operating loss of $61,659, as compared with a net operating loss of $80,410 for the same period last year. For the six months ended March 31, 2012, we incurred a net operating loss of $117,194, as compared with a net operating loss of $162,087 for the same period last year. These are due to lower operating costs at all levels.

In prior periods, our net operating losses consisted principally of product development costs, as well as consulting fees and legal and accounting fees primarily incurred in connection with ongoing SEC filing requirements, as well as OTC Disclosure reporting requirements (from August of 2010 through August of 2011). However, in the past 3-4 quarters, our losses have been trimmed by focusing on the product development costs, with less stock issued for consulting and related services.

Since inception, we have not generated revenue. We intend for our service directory to go “live” around the fourth quarter of this fiscal year or the first quarter of next fiscal year, at which time we expect to begin generating revenue.

Liquidity and Capital Resources – Q2 FY2012.

Our cash at March 31, 2012 was $10,587. Our cash on hand is unlikely to be sufficient capital, in and of itself, to finance our bare administrative costs, let alone our proposed operations, during the next 12 months. No assurance can be given that funding will be available to us, on reasonable terms, if at all.

Net cash used in operating activities in the six months ended March 31, 2012 was $99,934, compared with $153,886 for the same period last fiscal year. The drop-off in the amount of cash used during the first six months of this fiscal year as compared with last fiscal year, is due primarily to the lower operating loss, which in turn traces back primarily to our software costs, which were much lower during the first six months of this fiscal year ($10,580) than the first six months of last fiscal year ($70,757).

Net cash used in operating activities from inception through March 31, 2012 was $3,489,457. Net cash provided by financing activities for the six months ended March 31, 2012 was $61,940, which is much lower than the figure for the same period last year ($160,633) due to the loans from our sole officer and director, Luke LaLonde, totaling $95,001 during the first six months of last fiscal year, and the absence of such loans during the first six months of this fiscal year. Net cash provided by financing activities from inception through March 31, 2012 was $3,875,858.

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

Our plan of operation for the next twelve months is dependent upon our raising additional capital. As of March 31, 2012, we only had $10,587 in cash available; however, we still believe we can satisfy our basic capital requirements for the fiscal year ending September 30, 2012 from cash on hand, so long as we augment that with private placements of our common stock and/or loans from management. No assurance can be given however, that we will be able to sell shares of our common stock, and no member of our management is under any obligation to loan money to us. During the fiscal year ending September 30, 2012, we will continue to engage consultants to perform “human” editing services, expanding the quality and size of our searchable directory. As expansion occurs, and as increased user activity places greater demand on the system, more hardware (servers and routers) will be added to manage the increased volume of data stored in the database and presented by the online directory. Except for one or more servers and routers as may be occasioned by large demand for our directory, we do not expect to purchase any significant equipment or make any other capital expenditure. Our major expenditures, should we be successful in raising sufficient capital, will be in human resources as we describe below.

We have been successful in financing our operational and developmental activities to date by selling shares of our common stock and from advances from our President. However, we have no assurance that we will be able to continue in this way, and our current available cash balance as of March 31, 2012 is insufficient to continue development, and will require a significant stock offering and/or continued advances from our President in order to have sufficient capital to continue development until income producing business operations are commenced. We have no plans for other business activities if we are unable to raise required funds. We believe we will need to raise additional capital of approximately $420,000 in order to continue operations for the fiscal year ending September 30, 2012 as well as fully implement our entire business and marketing strategy at all planned levels of activity. Our activities to date have been limited to building our database. The information available through our directory comes from ever changing and growing sources.

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

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended (Exchange Act), as of March 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

