Form 10-Q
period 2012-06-30
SuperDirectories Inc.
filed 2012-10-04
CIK 1338624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Commission File Number:  000-51533

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

As of June 30, 2012 there were 891,181,337 shares of the issuer’s common stock, par value $0.00000001, issued and outstanding.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2012	September 30, 2011

ASSETS	(Unaudited and Un-reviewed)
Current assets
Cash and cash equivalents	$9,160	$49,576
Prepaid expenses	829	3,419
Stock subscriptions receivable	-	25,000
Total current assets	9,989	77,995
Property and equipment, net	2,054	9,722
Trade name, net	1,000	1,162
TOTAL ASSETS	$13,043	$88,879

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accrued expenses	$10,000	$10,000
Accounts payable	45,528	13,761
Accounts payable - related party	6,000	4,000
Advances from officer	349,709	344,709
Total current liabilities	411,237	372,470
Stockholders' deficit
Series A preferred stock, par value $0.00000001 per share, 10,000,000 shares authorized, 1 share issued and outstanding	-	-
Series B preferred stock, par value $0.00000001 per share, 90,000,000 shares authorized, 12,253,840 shares issued and outstanding	-	-
Series C preferred stock, par value $0.00000001 per share, 20,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, par value $0.00000001 per share, 49,880,000,000 shares authorized, 891,181,337 and 1,161,246 shares issued and outstanding as of June 30, 2012 and September 30, 2011, respectively	9	29
Additional paid-in capital	8,407,094	8,345,134
Deficit accumulated during the development stage	(8,805,297)	(8,628,754)
Total stockholders' deficit	(398,194)	(283,591)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$13,043	$88,879

See accompanying notes to the unaudited consolidated financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited and Unreviewed)

					November 15, 1999
					(Inception)
	Three Months Ended		Nine Months Ended		through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative expenses	48,407	23,572	146,803	106,537	7,252,784
Software costs	10,336	21,385	20,916	92,142	1,255,404
Depreciation and amortization	606	4,137	8,824	12,502	128,856
Impairment loss	-	-	-	-	243,903

Total operating expenses	59,349	49,094	176,543	211,181	8,880,947

Other income
Other income	-	-	-	-	125
Interest income	-	1	-	3	75,525
Total other income	-	1	-	3	75,650

Income tax expense	-	-	-	-	-

Net loss	$(59,349)	$(49,093)	$(176,543)	$(211,178)	$(8,805,297)

Loss per common share - Basic and diluted	$(0.00)	$(0.04)	$(0.01)	$(0.32)

Weighted average common shares outstanding - Basic and diluted	40,283,086	1,161,024	20,722,193	659,925

See accompanying notes to the unaudited consolidated financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited and Unreviewed)

			November 15, 1999
	Nine Months Ended		(Inception)
	June 30,		through
	2012	2011	June 30, 2012
Cash Flows from Operating Activities
Net loss	$(176,543)	$(211,178)	$(8,805,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	-	4,716	4,850,955
Depreciation and amortization	8,825	12,502	128,857
Impairment loss	-	-	243,903
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,590	(502)	(829)
Accounts payable	31,767	4,782	45,527
Accounts payable - related party	2,000	10,000	6,000
Accrued expense	-	(10,000)	10,000
Net Cash Used in Operating Activities	(131,361)	(189,680)	(3,520,884)
Cash Flows from Investing Activities
Purchase of fixed assets	(995)	(776)	(372,557)
Trade name	-	-	(3,257)
Net Cash Used in Investing Activities	(995)	(776)	(375,814)
Cash Flows From Financing Activities
Proceeds from sale of common stock	86,940	84,096	3,739,841
Proceeds from subscription receivable
Retirement of common stock	-	-	(183,692)
Repayments of advances from officer	-	-	(100,000)
Advances from officer	5,000	99,001	449,709
Net Cash Provided by Financing Activities	91,940	183,097	3,905,858
Net Increase (Decrease) in Cash and Cash Equivalents	(40,416)	(7,359)	9,160
Cash and Cash Equivalents at Beginning of Period	49,576	8,346	-
Cash and Cash Equivalents at End of Period	$9,160	$987	$9,160

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash Financing Activity:
Conversion of Series B preferred stock to common stock	$-	$29	$29

See accompanying notes to the unaudited consolidated financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited and Unreviewed)

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

The accompanying unaudited consolidated financial statements of SuperDirectories, Inc. have been prepared in accordance with generally accepted accounting principles used in the United States of America and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the three and nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012.

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

Note 2 – Going concern:

During the nine months ended June 30, 2012, SuperDirectories, Inc. has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its officer. In addition to negative cash flow from operations, SuperDirectories, Inc. has experienced recurring net losses, and has a working capital deficit of approximately $401,248 as of June 30, 2012.

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

Note 3 – Related party transactions:

SuperDirectories, Inc. receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company controlled by the majority shareholder of SuperDirectories, Inc. Services and rentals from related parties of $36,000 for each of the nine months ended June 30, 2012 and 2011, are included in general and administrative expenses. As of June 30, 2012, $11,000 is due to this related party.

Note 3 – Related party transactions: (continued)

During the nine months ended June 30, 2012 and 2011, the Company’s President and majority shareholder advanced $5,000 and $99,001, respectively, to the Company to fund its current operations. As of June 30, 2012, the amount due to the President and majority shareholder was $349,709. The advances to the Company are unsecured, non-interest bearing and are payable upon demand.

Note 4 – Shareholders’ equity:

During the nine months ended June 30, 2012, the Company sold 20,091 common shares at $3.08 per share for $61,940.

Stock issuances for services

On June 21, 2012, the Company’s Board of Directors authorized the issuance of 850,000,000 shares of common stock to its President and majority shareholder as compensation for services to be rendered to the Company, in accordance with an employment agreement executed on that date.

The Company entered into an agreement with a consultant for a one-year term, in exchange foe a total of 40,000,000 shares of common stock.  The shares of common stock were issued in June 2012.

Management determined the fair value of these common shares issued for services approximates its par value.  Accordingly, the estimated value of these shares of common stock was recognized in the accompanying consolidated statements of operations during the nine months ended June 30, 2012 under general and administrative expenses.

Common stock split

On June 1, 2012, the Company recorded a 1-for-2,500 reverse split of its common stock.

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

Results of Operations – Q3 FY2012.

For the three months ended June 30, 2012, we incurred a net operating loss of $59,349, as compared with a net operating loss of $49,093 for the same period last year. For the nine months ended June 30, 2012, we incurred a net operating loss of $176,543, as compared with a net operating loss of $211,178 for the same period last year. These are due to lower operating costs at all levels.

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

Liquidity and Capital Resources – Q3 FY2012.

Our cash at June 30, 2012 was $9,160. Our cash on hand is unlikely to be sufficient capital, in and of itself, to finance our bare administrative costs, let alone our proposed operations, during the next 12 months. No assurance can be given that funding will be available to us, on reasonable terms, if at all.

Net cash used in operating activities in the nine months ended June 30, 2012 was $131,361, compared with $189,680 for the same period last fiscal year. The drop-off in the amount of cash used during the first nine months of this fiscal year as compared with last fiscal year, is due primarily to the lower operating loss, which in turn traces back primarily to our software costs, which were much lower during the first nine months of this fiscal year ($20,916) than the first nine months of last fiscal year ($92,142).

Liquidity and Capital Resources – Q3 FY2012 (continued)

Net cash used in operating activities from inception through June 30, 2012 was $3,520,884. Net cash provided by financing activities for the nine months ended June 30, 2012 was $91,940, which is much lower than the figure for the same period last year ($183,097) due to the loans from our sole officer and director, Luke LaLonde, totaling $99,001 during the first nine months of last fiscal year, and such loans totaling only $5,000 during the first nine months of this fiscal year. Net cash provided by financing activities from inception through June 30, 2012 was $3,905,858.

Plan of Operation – FY2012.

The following discussion of our plan of operation for the next 12 months and our discussion of our liquidity and capital resources should be read in conjunction with our financial statements and notes thereto, and the other financial data included in our previously filed annual report. We are including this Plan of Operation in recognition of the fact that we are a development stage company and have yet to achieve operating revenues.

Our plan of operation for the next twelve months is dependent upon our raising additional capital. As of June 30, 2012, we only had $9,160 in cash available; however, we still believe we can satisfy our basic capital requirements for the fiscal year ending September 30, 2012 from cash on hand, so long as we augment that with private placements of our common stock and/or loans from management. No assurance can be given however, that we will be able to sell shares of our common stock, and no member of our management is under any obligation to loan money to us. During the fiscal year ending September 30, 2012, we will continue to engage consultants to perform “human” editing services, expanding the quality and size of our searchable directory. As expansion occurs, and as increased user activity places greater demand on the system, more hardware (servers and routers) will be added to manage the increased volume of data stored in the database and presented by the online directory. Except for one or more servers and routers as may be occasioned by large demand for our directory, we do not expect to purchase any significant equipment or make any other capital expenditure. Our major expenditures, should we be successful in raising sufficient capital, will be in human resources as we describe below.

We have been successful in financing our operational and developmental activities to date by selling shares of our common stock and from advances from our President. However, we have no assurance that we will be able to continue in this way, and our current available cash balance as of June 30, 2012 is insufficient to continue development, and will require a significant stock offering and/or continued advances from our President in order to have sufficient capital to continue development until income producing business operations are commenced. We have no plans for other business activities if we are unable to raise required funds. We believe we will need to raise additional capital of approximately $420,000 in order to continue operations for the fiscal year ending September 30, 2012 as well as fully implement our entire business and marketing strategy at all planned levels of activity. Our activities to date have been limited to building our database. The information available through our directory comes from ever changing and growing sources.

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

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended (Exchange Act), as of June 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: October 3, 2012	Super Directories, Inc.

By:	/s/ Luke Lalonde
Luke Lalonde, President, Principal Executive Officer, Treasurer and Principal Financial Officer

