Form 10-K
period 2012-09-30
SuperDirectories Inc.
filed 2013-01-15
CIK 1338624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13

of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2012

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of September 30, 2012, there were a total of 891,202,810 shares of common stock, par value $0.00000001 per share, issued and outstanding.

As of January 14, 2012, there were a total of 801,191,326 shares of common stock, par value $0.00000001 per share, issued and outstanding.

2

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

We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will” and similar expressions or negatives thereof to identify certain, but not necessarily all, forward-looking statements.  All forward-looking statements in this annual report are made as of the date hereof, based on information available to us as of the date hereof, and we do not undertake any obligation to update publicly any forward-looking statements to reflect subsequent events or circumstances.  Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of SuperDirectories, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  References in this Form 10-K, unless another date is stated, are to September 30, 2012.

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

Contents of our directory/database represent the company's selection of material suitable for inclusion in its directory from the much larger selection of material to be found on the internet. We use the terms “human edited” and “full text searchable” to describe our directory/database and its self-search features. Human editing, the selection of content, is done by independent contractors (“editors”) engaged by us for that purpose. Each of our editors has been trained to create new categories, revise existing categories in our directory, and add new websites to the categories. The “Human Editing Process” bears an average cost of $0.92 per category including a minimum of one website link. This is determined by dividing the total monthly cost of the editors’ compensation by the number of categories and links in our database. Checking for bad links is automated and carries no specific costs. The potential limitations on the information available are directly proportioned to the number of editors collecting such information. An editor now bookmarks an average of 320 links per day into our database. It is our goal to grow this to average more than 500 per day with additional training and thereby reduce our overall unit costs.  For the year-ended September 30, 2011, we had 26 editors, 22 working on adding new information and 4 on revising and updating information, with 2,168,302 categories and 1,804,737 links in our database. As of September 30, 2012 we have 9 editors’ total, with 2,651,726 categories and 2,096,388 links.

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

SuperDirectories’ editors add content to the SuperDirectories website in a manner which accommodates content and context search queries rather than simply keyword searches. “Full Text” searching is the capability of SuperDirectories’ system which provides a narrower search, more directly matched to the context and content of the database’s human edited offerings. “Full Text” search limits the search response to only those items that match the inquiring text and its sense completely. Our goal is to offer a more limited and precise source of directory service. Our directory is organized to provide relevance for both category-based and keyword searches. Searches may also be conducted by location or subject by making use of “options on queries” type tools. These are represented by common database software functions. When searching a database, one might add refinement to a search by selecting from among a list of options to be added to or omitted from a search “query”. Our navigation interface allows a user to follow a search path into categories and sub-categories visually on the screen. The database shows all regions, countries, states, counties and major cities of the world with best links to them, and a multitude of subjects in organized and classified listings. As of September 30, 2011, our directory included a collection of 2,168,302 active searchable categories, and links to more than 1,804,737 selected websites, and as of September 30, 2012 we have over 2,651,726 searchable categories and 2,096,388 links. As we add searchable categories and links to relevant websites increasing those totals approximately every two hours, we expect to grow in marketability. We have a program that checks the connectivity of all the URLs in our database every six hours. Any URLs that do not open within 10 seconds are listed and rechecked daily for 30 days and then automatically deleted if not active. Our editors routinely revise the directory content. Although our growth of searchable categories and links has stalled over the past two quarters, we expect our database to begin to grow again at a rate of 2,100 categories per day, which is not inconsistent with the frequency of additions.

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

We have been working since 2000 to develop our searchable database and expect to commence commercial marketing by the end of our fiscal year 2013. There have been no other business activities. Our management has selected a pace which is based upon his opinion of our ability to finance the development and growth safely. We recognize results are fully dependent upon and could be limited by our financial position and ability to raise funds as we progress to operational status. Nevertheless, as of September 30, 2012, cost of construction and maintenance will be met, based upon the available cash as of the date (see Description of Business, General, page 3 and Risk Factors, starting on page 9). It is our belief our directory will never become essentially complete in as much as topics of current interest and the technologies of listing and searching those topics is under perpetual change and will require continual revision and improvement. Our President intends to begin marketing the database at such time as he believes it is large enough to attract users and generate revenues, which we estimate to be prior to the close of fiscal year 2013.

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

Marketing Activities

Marketing activities have not yet commenced. We expect to commence our marketing during the fiscal year ending September 30, 2013. When we start, our marketing strategy will be primarily targeted at the following groups:

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

Customers

We are a development stage company and currently have no customers. When we commence marketing, we may be dependent on one or a few customers and there is no guarantee we will be able to obtain any customers from the database. However, our target list of potential customers to be solicited is estimated to be more than 1,000,000 website owners to be found on the database. As of this date, we do not have agreements or indications of interest from any of these website owners. Although there is no guarantee that any will choose to participate, we feel that our target list of 1,000,000 is realistic based upon our current level of 2,651,726 websites listed.  However, our ability to provide services remains dependent upon our financial situation.

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

Employees

As of the date hereof, we have one employee, Luke Lalonde, who is also sole director and President and who puts in 100% of his available time. He works on Company programs, finances and regulatory matters 10-12 hours a day, seven days a week. We have never had a work stoppage, and our employee is not represented by a labor union. There are no labor contracts. We consider our relations with our employee to be good. As of September 30, 2012, we used 9 independent editors on a contract base, while we currently continue to have 9 such editors. All such editor-contractors are organized as business entities such as corporations. There are no written contracts with any of them. They agree to perform a specific task and are compensated in accordance with quality of performance. There are no standard sets of terms. None of them are shareholders, directors, officers or employees of the Company or of Mr. Lalonde or any of his associates or affiliates. They invoice us on a “job done” basis at an approximate cost of $1,000 per editor per month. We intend to hire several additional administrative employees once commercial operations begin.

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

Research and Development

During the fiscal years ended September 30, 2009, 2010 and 2011 we spent approximately $285,185, $241,576 and $108,799 respectively, on product development (which we call “Software expenses” on our Statement of Operations). There was no significant additional Research and Development investment in fiscal year 2012.  None of these costs have been or will be passed on to customers or be borne directly by them.

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

During the course of the preparation of the original filing of our registration statement, a concern was orally expressed that the documentation supporting the Regulation S exemption was potentially insufficient. Although there was no written legal opinion or finding to that effect, we determined to offer to repurchase the shares, and an offer was made to all non-United States persons. A written rescission offer was sent by first class mail on October 15, 2005 and a written offer was hand delivered at a shareholder meeting in Montreal on October 16, 2005. There have been no further contacts in this regard. However, there could be a second potential claim based on the fact that the rescission offer was not properly made and did not qualify for a Regulation S exemption. The rescission offer itself could create a violation of Section 5 of the Securities Act, and, if Regulation S were not available or properly implemented, it could give rise to a second potential violation claim of issuing stock without registration or a proper exemption. This would create the same prospects of liability discussed above. No shareholder has accepted the offer.

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

Part II

Market for Common Equity and Related Stockholder Matters

Market Information

As of September 30, 2012, there were 891,202,810 shares of our common stock outstanding.

Of the 891,202,810 total shares outstanding, 40,161,060 are restricted from re-sale, while 851,041,750 shares constitute our “float” and may be re-sold without restriction. Our shares of common stock are publicly-traded through OTC Markets Group secondary stock quotation service through our stock symbol SDIR.

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

Holders

As of September 30, 2012, there were approximately 1,341 holders of record of our common stock.

As of January 14, 2013, there are approximately 1,341 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 30, 2012 and the date of this Annual Report, there are no existing compensation plans. An earlier option plan has been fully exercised.

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

Results of Operations.

We are a development stage company. We have relied on funds raised through sales of our common stock and from loans from officers to fund our operations. For the period from November 15, 1999 (inception) to September 30, 2012 we had no operating revenues and incurred net operating losses of $8,787,208. For the years ended September 30, 2011 and 2012, we incurred net operating losses of $276,437 and $158,453, respectively.

In prior periods, our net operating losses consisted principally of product development costs and legal and accounting fees primarily incurred in connection with ongoing SEC filing requirements. For the year ended September 30, 2012 we have trimmed our software and general administrative expenses.

Liquidity and Capital Resources.

Our cash at September 30, 2011 and September 30, 2012, was $49,576 and $24,642, respectively. While our most basic administrative needs are likely to be able to be met for the next 12 months with the cash we currently have, we will need to raise additional funds to finance our proposed operations during the next 6 months. No assurance can be given that funding will be available to us, on reasonable terms, if at all.

Net cash used in operating activities in the years ended September 30, 2011 and September 30, 2012 was $255,960 and $123,319, respectively. Net cash provided by financing activities for the year ended September 30, 2011 was $297,885, while net cash provided by financing activities for the most recent year ended September 30, 2012 was $100,885. This year-over-year decrease in net cash provided by financing activities is due mostly to the fact that we sold approximately $100,000 less common stock this most recent fiscal year ended than we did in the previous year, as well as the fact that we did not pay back any loans to our sole officer and director Luke LaLonde in FY2012.

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

Our plan of operation for the next twelve months is dependent upon our raising additional capital. As of September 30, 2012 we had approximately $24,642 in cash available and believe we can satisfy our basic capital requirements for the fiscal year ending September 30, 2013 from private placement of our common stock and loans from management.  No assurance can be given however, that we will be able to sell shares of our common stock, and no member of our management is under any obligation to loan money to us. During the fiscal year ending September 30, 2013, we will continue to engage consultants to perform “human” editing services, expanding the quality and size of our searchable directory. As expansion occurs, and as increased user activity places greater demand on the system, more hardware (servers and routers) will be added to manage the increased volume of data stored in the database and presented by the online directory. Except for one or more servers and routers as may be occasioned by large demand for our directory, we do not expect to purchase any significant equipment or make any other capital expenditure. Our major expenditures, should we be successful in raising sufficient capital, will be in human resources as we describe below.

We have been successful in financing our operational and developmental activities to date by selling shares of our common stock and from advances from our President. However, we have no assurance that we will be able to continue in this way, and our current available cash balance of $24,642as of September 30, 2012 is insufficient to continue development, and will require a significant stock offering and/or continued advances from our President in order to have sufficient capital to continue development until income producing business operations are commenced. We have no plans for other business activities if we are unable to raise required funds. We believe we will need to raise additional capital of approximately $450,000 in order to continue operations for the fiscal year ending September 30, 2013 as well as fully implement our entire business and marketing strategy at all planned levels of activity. Our activities to date have been limited to building our database. The information available through our directory comes from ever changing and growing sources.

We have recently experienced delays in meeting certain target dates related to our business operations. The delays were principally caused by our need to synchronize the capabilities of our existing servers and to install fiber optic lines in our Gatineau, Quebec facilities. Also, early in fiscal 2012, our sole full-time employee, officer and director, Luke LaLonde, had an illness which incapacitated him for several weeks. AS of the date of this filing, he has resumed his fill time activities.

We believe that in early 2013, we will have a sufficient database to make our website marketable. We currently have 9 directory editors who work on a contract basis, research subjects for our directory, create new categories and add websites to our directory. Our average cost per directory consultant is approximately $1,200 per month. We are currently conducting a training program for our editors to help us to reach the desired efficiency of each editor being able to add approximately 1,800 new links per day into our database.

We currently have five servers in operation – two in Watertown, New York at facilities operated by Westelcom, two in Gatineau, Quebec, and one at facilities operated by MCI in Montreal. We plan to install a sixth server at a Westelcom facility in Plattsburgh, New York during the early part of 2013.

In early 2013, we intend to start building an administrative staff that will be needed to manage our business as we prepare to move from a developmental to operational mode. In this regard, we plan to add approximately six administrative personnel and expect to begin to incur related payroll costs of approximately $15,000 per month.

By early 2013, we anticipate that we will have sufficiently developed our database to the point where we can offer a product that will be receptive to potential customers. At that time, although we will continue to add to our database, we intend to start adding marketing personnel to develop and implement a plan to bring our product into the marketplace. We plan to add 2 marketing personnel per month beginning in early 2013 until we reach a total of 10 at an approximate monthly payroll cost of $2,750 per such employee.

We expect that our marketing team will be fully assembled by midyear 2013. At that point, much of the effort of our marketing team will be directed to developing a national marketing effort and formulating a plan and cost projection to carry it out. Our national marketing effort is not expected to commence until after September 2013. The feasibility of our national marketing plan will be dependent on our ability to raise additional capital and we have no assurances that this can be accomplished. However, it is not vital to our operations and we will implement it only when and if we have sufficient funds. We have no present plans for any other business.

A major portion of our anticipated revenues is expected to come from Pay Per Click fees which we expect will commence in early 2013. We are presently generating 245,000 clicks per month and we have no agreements in place at this time to convert clicks to cash. Our rate structure will be a flat $0.25 per click compared to an average of $0.92 per click for Google and Yahoo, the most measurable in our industry who generate more than 2,000,000 clicks per day. We expect to increase our monthly click rate as our marketing activities increase.

Banners will be sold on an annual basis, starting as soon as possible after January 2013 when we will attempt to convert all present (trial basis) free-banner sites to paid sites. The program has not commenced, no transactions have been recorded and no sums raised or fees received.

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

Financial Statements

The information on the following pages presents consolidated balance sheets of the Company as of September 30, 2011 and 2012 and consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the 2 years then ended and for the period from November 15, 1999 (inception) to September 30, 2012.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Unaudited Balance Sheets

	September 30, 2012	September 30, 2011
ASSETS
Current assets
Cash and cash equivalents	$24,642	$49,576
Prepaid expenses	-	3,419
Stock subscriptions receivable	25,000	25,000
Total current assets	49,642	77,995
Property and equipment
Office equipment	127,658	127,658
Less: Accumulated depreciation	(126,936)	(117,936)
Total property and equipment	722	9,722
Trade name, net	947	1,162
TOTAL ASSETS	$51,311	$88,879
LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accrued expenses	$10,000	$10,000
Accounts payable	13,761	13,761
Accounts payable - related party	4,000	4,000
Advances from officer	268,709	344,709
Total current liabilities	316,470	372,470
Commitments and contingencies	-	-
Stockholders' deficit
Series A preferred stock, par value $0.00000001 per share, 10,000,000 shares authorized, 1 share issued and outstanding as of
September 30, 2011 and September 30, 2010	-
Series B preferred stock, par value $0.00000001 per share, 90,000,000 shares authorized, 12,253,840 and 12,000,000 shares issued and outstanding
as of September 30, 2011 and September 30, 2010, respectively	-	-
Series C preferred stock, par value $0.00000001 per share, 20,000,000
shares authorized, -0- shares issued and outstanding	-	-
Common stock, par value $0.00000001 per share, 49,880,000,000 shares authorized, 891,202,810 and 1,161,248 shares issued and outstanding
as of September 30, 2012 and September 30, 2011, respectively	9	29
Additional paid-in capital	8,522,039	8,345,134
Deficit accumulated during the development stage	(8,787,207)	(8,628,754)
Total stockholders' deficit	(265,159)	(283,591)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$51,311	$88,879

See accompanying notes to consolidated financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Unaudited Statements of Operations

			November 15, 1999
			(Inception)
	Year Ended	Year Ended	through
	September 30,	September 30,	September 30,
	2010	2011	2012

Revenues	$-	$-	$-

Expenses
General and administrative expenses	143,050	150,954	7,249,031
Software costs	6,188	108,799	1,240,676
Depreciation and amortization	9,215	16,686	129,247
Impairment loss	-	-	243,903

Total operating expenses	158,453	276,439	8,862,858

Other income
Other income	-	-	125
Interest income	-	2	75,525
Total other income	-	2	75,650

Income tax expense	-	-	-

Net loss	$(158,453)	$(276,437)	$(8,787,208)

Loss per common share - Basic
and diluted	$(0.00)	$(0.24)

Weighted average common shares
outstanding - Basic and diluted	891,202,810	1,161,248

See accompanying notes to consolidated financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

From November 15, 1999 (Inception) through September 30, 2011

										Deficit
										Accumulated
							Additional	Common	Common	During the	Total
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Paid-in	Stock	Stock	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Options	Subscriptions	Stage	Equity (Deficit)

Balance, November 15, 1999 (inception)	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-
Issuance of common stock	140,500	-	-	-	-	-	405,000	-	-	-	405,000
Net loss	-	-	-	-	-	-	-	-	-	(128,347)	(128,347)
Balance at September 30, 2000	140,500	-	-	-	-	-	405,000	-	-	(128,347)	276,653

Issuance of common stock	47	-	-	-	-	-	46,500	-	-	-	46,500
Net loss	-	-	-	-	-	-	-	-	-	(109,493)	(109,493)
Balance at September 30, 2001	140,547	-	-	-	-	-	451,500	-	-	(237,840)	213,660

Issuance of common stock	3,228	-	-	-	-	-	165,215	-	-	-	165,215
Net loss	-	-	-	-	-	-	-	-	-	(121,664)	(121,664)
Balance at September 30, 2002	143,775	-	-	-	-	-	616,715	-	-	(359,504)	257,211

Issuance of common stock	507	-	-	-	-	-	25,370	-	-	-	25,370
Net loss	-	-	-	-	-	-	-	-	-	(51,503)	(51,503)
Balance at September 30, 2003	144,282	-	-	-	-	-	642,085	-	-	(411,007)	231,078

Issuance of common stock	7,934	-	-	-	-	-	350,702	-	-	-	350,702
Net loss	-	-	-	-	-	-	-	-	-	(109,209)	(109,209)
Balance at September 30, 2004	152,216	-	-	-	-	-	992,787	-	-	(520,216)	472,571
Issuance of common stock	4,656	-	-	-	-	-	550,665	-	-	-	550,665
Stock-based compensation expensed	-	-	-	-	-	-	-	2,489,370	-	-	2,489,370
Exercise of stock options	2,484	-	-	-	-	-	1,242,150	(1,242,150)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(2,783,739)	(2,783,739)
Balance at September 30, 2005	159,356	-	-	-	-	-	2,785,602	1,247,220	-	(3,303,955)	728,867

Issuance of common stock	596	-	-	-	-	-	595,674	-	-	-	595,674
Stock-based compensation expensed	-	-	-	-	-	-	-	1,247,220	-	-	1,247,220
Exercise of stock options	4,969	-	-	-	-	-	2,494,440	(2,494,440)	-	-	-
Stock subscription received	-	-	-	-	-	-	-	-	4,040	-	4,040
Net loss	-	-	-	-	-	-	-	-	-	(1,868,183)	(1,868,183)
Balance at September 30, 2006	164,921	-	-	-	-	-	5,875,716	-	4,040	(5,172,138)	707,618

Issuance of common stock	500	-	-	-	-	-	500,280	-	-	-	500,280
Stock subscriptions	-	-	-	-	-	-	-	-	(4,040)	-	(4,040)
Net loss	-	-	-	-	-	-	-	-	-	(512,791)	(512,791)
Balance at September 30, 2007	165,421	-	-	-	-	-	6,375,996	-	-	(5,684,929)	691,067

Issuance of common stock	718	-	-	-	-	-	717,899	-	-	-	717,899
Retired common stock	(7,348)	-	-	-	-	-	(183,692)	-	-	-	(183,692)
Net loss	-	-	-	-	-	-	-	-	-	(509,637)	(509,637)
Balance at September 30, 2008	158,791	-	-	-	-	-	6,910,203	-	-	(6,194,566)	715,637

Issuance of common stock	30	-	-	-	-	-	29,710	-	-	-	29,710
Net loss	-	-	-	-	-	-	-	-	-	(528,406)	(528,406)
Balance at September 30, 2009	158,821	-	-	-	-	-	6,939,913	-	-	(6,722,972)	216,941

Sale of common stock	58	-	-	-	-	-	66,900	-	-	-	66,900
Stock issued for compensation	2,400,000	-	1	-	12,000,000	-	1,109,669	-	-	-	1,109,669
Net loss	-	-	-	-	-	-	-	-	-	(1,629,345)	(1,629,345)
Balance at September 30, 2010	2,558,879	-	1	-	12,000,000	-	$8,116,482	-	-	(8,352,317)	(235,835)

Sale of common stock	460,000	-	-	-	-	-	198,965	-	-	-	198,965
Common stock cash subscriptions	100,000	-	-	-	-	-	25,000	-	-	-	25,000
Conversion of Series B preferred stock
to common stock	2,900,000,000	29	-	-	(1,160)	-	(29)	-	-	-	-
Stock issued for services	-	-	-	-	255,000	-	4,716	-	-	-	4,716
Net loss	-	-	-	-	-	-	-	-	-	(276,437)	(276,437)
Balance at September 30, 2011	2,903,118,879	$29	1	$-	12,253,840	$-	$8,345,134	$-	$-	$(8,628,754)	$(283,591)

Sale of common stock	628,000	-	-	-	-	-	176,876	-	-	-	176,876
Reverse stock split 1:2500	(2,902,544,069)	(29)-	-				29				-
Conversion of debt	890,000,000	9	-				-				-
Net loss	-	-	-	-	-	-	-	-	-	(158,453)	(158,453
Balance at September 30, 2012	891,202,810	$9	1	$-	12,253,840	$-	$8,522,039	$-	$-	$(8,787,207)	$(265,168)

See accompanying notes to consolidated financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			November 15, 1999
	Years Ended		(Inception)
	September 30,		through
	2012	2011	September 30, 2012
Cash flows from operating activities
Net loss	$(158,453)	$(276,437)	$(8,787,207)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation expense	-	4,716	4,850,955
Depreciation and amortization	9,215	16,686	129,247
Impairment loss	-	-	243,903
Changes in operating assets and liabilities
Prepaid expenses and other current assets	3,419	(3,419	-
Accounts payable	25,000	8,494)	38,760
Accounts payable - related party	-	4,000	4,000
Accrued expense	(2,500)	(10,000)	7,500
Net cash used in operating activities	(123,319)	(255,960)	(3,515,342)
Cash flows from investing activities
Purchase of fixed assets	-	(776)	(371,562)
Trade name	-	-	(3,257)
Net cash used in investing activities	-	(776)	(374,819)
Cash flows from financing activities
Sale of common stock	176,876	198,965	3,744,786
Retirement of common stock	-	-	(183,692)
Repayments of advances from officer	-	-	(100,000)
Advances from officer	9,000	99,001	453,709
Net cash provided by financing activities	100,885	297,966	3,914,803
Net increase (decrease) in cash and cash equivalents	(24,934)	41,230	24,642
Cash and cash equivalents at beginning of period	49,576	8,346	-
Cash and cash equivalents at end of period	$24,642	$49,576	$24,642

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash financing transactions:
Common stock to be issued for notes	$85,000	$-
Common stock issued for subscriptions receivable	$-	$25,000
Conversion of Series B preferred stock to common stock	$-	$29

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. Cash balances at September 30, 2012 did not exceed FDIC insurance protection levels, however, periodically, cash balances may exceed FDIC insurance protection levels; subjecting the Company to risk related to the uninsured balance. The Company’s deposits are held at large established bank institutions and management believes that the risk of loss associated with any uninsured balances is remote.

Property and equipment

Property and equipment are stated at cost when purchased. Depreciation of property and equipment is computed using the straight-line method based on the estimated useful lives of the assets. The useful life of office equipment is from 3 to 5 years. Upon retirement or disposal of an asset, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the determination of net income (loss). Depreciation expense was $9,000 and $16,471 for the years ended September 30, 2012 and 2011, respectively.

The trade name is carried at cost less accumulated amortization. Intangible assets with finite lives are generally amortized on a straight-line basis over the economic lives of the respective assets, generally two to fifteen years. The Company recorded amortization expense of $215 and $215 for the years ended September 30, 2012 and 2011, respectively.

Long-lived assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. There was no impairment of long-lived assets for the years ended September 30, 2012 and 2011.

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

Stock-based compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees, consultants and directors based on their grant-date estimated fair values over the period in which the share-based awards are expected to vest. Stock-based compensation expense recognized for the years ended September 30, 2012 and 2011 was $0 and $4,716, respectively.

Loss per share of common stock

Loss per common share is computed by dividing net income (loss) by weighted average common shares outstanding for the period. Basic loss per share is computed using an unadjusted weighted average number of common shares. Diluted earnings per share are compiled using the weighted average number of shares of common stock, outstanding during the period plus an adjustment for the dilutive effect of securities convertible into common stock. There was no difference between basic and diluted loss per share for the years ended September 30, 2012 and 2011 as the effect of these potential common shares were anti-dilutive due to the net loss during both years.

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

Note 3 – Going concern:

During the year ended September 30, 2012, SuperDirectories has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its officer. In addition to negative cash flow from operations, SuperDirectories has experienced recurring net losses, and has a working capital deficit of $351,828 as of September 30, 2012.

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

Note 5 – Related party transactions:

The Company receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company controlled by the majority shareholder of SuperDirectories, Inc. Services and rentals from related parties of $48,000 for each of the years ended September 30, 2012 and 2011, are included in general and administrative expenses.

During the years ended September 30, 2012 and 2011, the Company’s President and majority shareholder advanced $9,000 and $99,001, respectively, to the Company to fund its current operations. As of September 30, 2012 and 2011, the amount due to the President and majority shareholder was $353,709 and $344,709, respectively.  The advances to the Company are unsecured, non-interest bearing and are payable upon demand.

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

During the year ended September 30, 2012, the Company sold common shares to third party accredited investors of 628,000 common shares at an average price of $0.282 per share for a total of $176,876.

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

On June 26, 2012, the Company issued 850,000,000 shares to its President and majority shareholder as compensation for services rendered to the Company.  The Company recorded stock compensation expense of

Conversion of Series B preferred stock to common stock

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

Note 7 – Income taxes:

The net deferred tax asset as of September 30, 2012 and 2011 include the following components:

	September 30, 2012	September 30, 2011
Net operating losses	$2,290,000	$2,190,000
Less: valuation allowance	(2,290,000)	(2,190,000)
Net deferred tax asset	$-	$-

As of September 30, 2012, the Company has unused net operating loss carry-forwards of approximately $6.4 million which will begin to expire in 2019. Due to the uncertainty regarding the level of future earnings, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized.

Note 8 – Subsequent events:

In December 2012, the majority shareholder, Luke LaLonde returned 90,011,484 restricted common shares to the corporate treasury and they were cancelled.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In 2012, we changed independent accountants.  This has been fully disclosed in our Forms 10-SB and 8-K, as amended, previously filed.

Our prior accountants during the fiscal year ended September 30, 2009 had not advised us that internal controls did not exist or that they were unwilling to rely on management’s representations or that the scope of the audit should be expanded or that information had come to their attention that would materially impact the fairness or reliability of any opinion.  The prior accountants were authorized to respond fully to the inquiries of a successor.

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

Changes in Internal Controls.

There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)

Luke Lalonde	74	President, Treasurer and Sole Director

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

Executive Compensation

The following table sets forth compensation paid to persons who may be considered executive officers of the Company during the three fiscal years ended September 30, 2012.  Mr. Lalonde received no compensation of any nature.

Name and Position	Year	Salary	Bonus	Stock Awards	Option Award	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other	Total

Luke Lalonde President and Chief Executive Officer	2012 2011 2010	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

 Option Grants.

Option Grants in Last Fiscal Year

We have not granted options to any officer at any time.

Director Compensation.

Mr. Lalonde, our sole director, does not receive any compensation for acting as such.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 30, 2012 certain information concerning the ownership of our common stock by: a) any person who is known to us to own beneficially 5% or more of our outstanding common stock; b) any director, president and executive officers; and c) director and executive officers as a group.

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

There is no plan or arrangement with respect to a change in control.  We currently do not have any equity compensation plans.

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership	Percent of Class

Luke Lalonde (1)	851,000,800	95.5%

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

During the years ended September 30, 2012 and 2011, the Company’s President and majority shareholder advanced $9,000 and $99,001, respectively, to the Company to fund its current operations. As of September 30, 2012 and 2011, the amount due to the President and majority shareholder was $344,709 and $353,709, respectively.  The advances to the Company are unsecured, non-interest bearing and are payable upon demand.

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

Principal Accountant Fees and Services

The following table sets forth fees billed to the Company by our auditors during the fiscal years ended September 30, 2010 and 2011.

	SEPTEMBER 30, 2012		SEPTEMBER 30, 2011

1. Audit Fees	$10,000.00	*	$10,000.00

2. Audit Related Fees	0.00		0.00

3. Tax Fees	0.00		0.00

4. All Other Fees	0.00	*	0.00

Total Fees	$10,000.00	*	$10,000.00

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

SuperDirectories, Inc.

By	/s/ Luke Lalonde Luke Lalonde President, Chief Executive Officer and Chief Financial Officer Date: January 15, 2013

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrants in the capacities and on the dates indicated:

By: /s/ Luke Lalonde
Luke Lalonde

Sole Director and President

January 15, 2013

