Form 10-Q
period 2012-12-31
SuperDirectories Inc.
filed 2013-02-14
CIK 1338624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of December 31, 2012 there were 891,202,810 shares of the issuer’s common stock, par value $0.00000001, issued and outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risks and Uncertainties” beginning on page 18 and the risks set out below, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

?

the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;

?

risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;

?

risks related to the failure to successfully manage or achieve growth of a new business opportunity; and

?

other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “Sungro” mean Sungro Minerals, Inc., unless otherwise stated.

SuperDirectories, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the three months ended December 31, 2012 (unaudited)	For the three months ended December 31, 2011 (unaudited)	Cumulative amount from Inception (November 15, 1999) through December 31, 2012 (unaudited)
OPERATING EXPENSES:			
General and administrative	$ 57,113	$ 44,792	$ 7,306,144
Software costs	-	6,656	1,240,676
Depreciation and amortization	235	4,087	129,482
Impairment loss	-	-	243,903
TOTAL OPERATING EXPENSES	57,348	55,535	8,920,205
OPERATING LOSS	(57,348)	(55,535)	(8,920,205)
OTHER INCOME			
Other Income	-	-	125
Interest income	-	-	75,525
TOTAL OTHER INCOME	-	-	75,650
Income tax expense	-	-	-
NET LOSS	$ (57,348)	$ (55,535)	$ (8,844,555)
BASIC AND DILUTED - LOSS PER SHARE	$ (0.00)	$ (0.05)	
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING			
Basic and Diluted	891,202,810	1,161,283	

See notes to unaudited financial statements

SuperDirectories, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended December 31, 2012 (unaudited)	For the three months ended December 31, 2011 (unaudited)	Cumulative amount from Inception (November 15, 1999) through December 31, 2012 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:			
Net loss	$ (57,348)	$ (55,535)	$ (8,844,555)
Adjustments to reconcile net loss to net cash used in operating activities:			
Depreciation and amortization	235	4,087	129,482
Stock issued for compensation	-	-	4,850,955
Impairment loss	-	-	243,903
Changes in assets and liabilities:			
Prepaid expenses	-	650	-
Accounts payable	31,325	-	70,085
Accounts payable - related party	(4,000)	(8,568)	-
Accrued expense	(7,500)	-	-
NET CASH USED IN OPERATING ACTIVITIES	(37,288)	(59,366)	(3,550,130)
CASH FLOWS FROM INVESTING ACTIVITIES			
Purchase of fixed assets	-	(995)	(371,562)
Trade name	-	-	(3,257)
NET CASH USED IN INVESTING ACTIVITIES	-	(995)	(374,819)
CASH FLOWS FROM FINANCING ACTIVITIES:			
Sale of common stock	-	31,940	3,829,777
Proceeds from subscription receivable	-	25,000	
Retirement of common stock	-	-	(183,692)
Repayments of advances from officer	-	-	(187,491)
Advances from officer	14,000	-	467,709
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,000	56,940	3,926,303
NET INCREASE (DECREASE) IN CASH	(23,288)	(3,421)	1,354
CASH - BEGINNING OF PERIOD	24,642	49,576	-
CASH - END OF PERIOD	$ 1,354	$ 46,155	$ 1,354
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:			
NON-CASH INVESTING AND FINANCING ACTIVITIES:			
Common stock to be issued for notes	$ 85,000	$ -	
Common stock issued for subscriptions receivable	$ -	$ -	
Conversion of Series B preferred stock to common stock	$ -	$ -	

See notes to unaudited financial statements

SuperDirectories, Inc.

(A Development Stage Company)

Notes to the Unaudited and Un-reviewed Consolidated Financial Statements

For the three months ended December 31, 2012 and 2011

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

The accompanying unaudited consolidated financial statements of SuperDirectories, Inc. and Direct Trust have been prepared in accordance with generally accepted accounting principles used in the United States of America and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013.

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

Note 2 – Going concern:

During the three months ended December 31, 2012, SuperDirectories, Inc. has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its officer. In addition to negative cash flow from operations, SuperDirectories, Inc. has experienced recurring net losses, and has a working capital deficit of approximately $323,941 as of December 31, 2012.

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

Note 3 – Related party transactions:

SuperDirectories, Inc. receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company controlled by the majority shareholder of SuperDirectories, Inc. Services and rentals from related parties of $10,000  and $12,000 for each of the three months ended December 31, 2012 and 2011 respectively, are included in general and administrative expenses.

Note 3 – Related party transactions: (continued)

During the three months ended December 31, 2012 and 2011, the Company’s President and majority shareholder advanced $14,000 and $0, respectively, to the Company to fund its current operations. As of December 31, 2012, the amount due to the President and majority shareholder was $282,709. The advances to the Company are unsecured, non-interest bearing and are payable upon demand.

Note 4 – Shareholders’ equity:

During the three months ended December 31, 2012, there were no stock related transactions.

Stock issuances for services

On June 21, 2012, the Company’s Board of Directors authorized the issuance of 850,000,000 shares of common stock to its President and majority shareholder as compensation for services to be rendered to the Company, in accordance with an employment agreement executed on that date.

The Company entered into an agreement with a consultant for a one-year term, in exchange for a total of 40,000,000 shares of common stock.  The shares of common stock were issued in June 2012.

Management determined the fair value of these common shares issued for services approximates its par value.  Accordingly, the estimated value of these shares of common stock was recognized in the consolidated statements of operations under general and administrative expenses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial data presented below should be read in conjunction with the more detailed financial statements and related notes, which are included elsewhere in this report. Information discussed herein, as well as elsewhere in this quarterly report on Form 10-Q, includes forward-looking statements or opinions regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in forward-looking statements. Among such factors are general business and economic conditions, and risk factors as listed in its Annual Report on Form 10-K or listed from time to time in documents filed by the Company with the Securities and Exchange Commission.

Results of Operations – Q1 FY2013.

For the three months ended December 31, 2012, we incurred a net operating loss of $57,348, as compared with a net operating loss of $55,535 for the same period last year.

Our net operating losses consist primarily of ongoing costs of operating our website, as well as legal and accounting fees incurred in connection with ongoing SEC filing requirements.

Since inception, we have not generated revenue. We intend for our service directory to go “live” around the fourth quarter of this fiscal year or the first quarter of next fiscal year, at which time we expect to begin generating revenue.

Liquidity and Capital Resources – Q1 FY2013.

Our cash at December 31, 2012 was $1,354. Our cash on hand is unlikely to be sufficient capital, in and of itself, to finance our bare administrative costs, let alone our proposed operations, during the next 12 months. No assurance can be given that funding will be available to us, on reasonable terms, if at all.

Net cash used in operating activities in the nine months ended June 30, 2012 was $37,288, compared with $59,366 for the same period last fiscal year. The drop-off in the amount of cash used during the first three months of this fiscal year as compared with last fiscal year, is due primarily to the lower operating loss, which in turn traces back primarily to reduced software costs partially offset by increased SEC reporting costs.

Liquidity and Capital Resources – Q1 FY2013 (continued)

Net cash used in operating activities from inception through December 31, 2012 was $3,550,130. Net cash provided by financing activities for the three months ended December 31, 2012 was $14,000, which is lower than the figure for the same period last year of $56,940 due to the loans from our sole officer and director, Luke LaLonde, totaling $14,000 during the first three months of this fiscal year, versus  $56,940 from the sale of common stock during the first three months of the prior fiscal year. Net cash provided by financing activities from inception through December 31, 2012 was $3,926,303.

Plan of Operation – FY2013.

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

Our plan of operation for the next twelve months is dependent upon our raising additional capital. As of December 31, 2012, we only had $1,354 in cash available; however, we still believe we can satisfy our basic capital requirements for the fiscal year ending September 30, 2013 from cash on hand, so long as we augment that with private placements of our common stock and/or loans from management. No assurance can be given however, that we will be able to sell shares of our common stock, and no member of our management is under any obligation to loan money to us. During the fiscal year ending September 30, 2013, we will continue to engage consultants to perform “human” editing services, expanding the quality and size of our searchable directory. As expansion occurs, and as increased user activity places greater demand on the system, more hardware (servers and routers) will be added to manage the increased volume of data stored in the database and presented by the online directory. Except for one or more servers and routers as may be occasioned by large demand for our directory, we do not expect to purchase any significant equipment or make any other capital expenditure. Our major expenditures, should we be successful in raising sufficient capital, will be in human resources as we describe below.

We have been successful in financing our operational and developmental activities to date by selling shares of our common stock and from advances from our President. However, we have no assurance that we will be able to continue in this way, and our current available cash balance as of December 31, 2012 is insufficient to continue development, and will require a significant stock offering and/or continued advances from our President in order to have sufficient capital to continue development until income producing business operations are commenced. We have no plans for other business activities if we are unable to raise required funds. We believe we will need to raise additional capital of approximately $450,000 in order to continue operations for the fiscal year ending September 30, 2013 as well as fully implement our entire business and marketing strategy at all planned levels of activity. Our activities to date have been limited to building our database. The information available through our directory comes from ever changing and growing sources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our Principal Executive Officer and Principal Financial Officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.  The Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level.  In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation or from the end of the reporting period to the date of this Form 10-Q.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the quarter ended August 31, 2012, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosure.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6. Exhibits

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

Date: February 14, 2013	Super Directories, Inc.

By:	/s/ Luke Lalonde
Luke Lalonde, President, Principal Executive Officer, Treasurer and Principal Financial Officer

