Form 10-Q
period 2013-03-31
SuperDirectories Inc.
filed 2013-05-15
CIK 1338624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 14, 2013 there were 891,202,810 shares of the issuer’s common stock, par value $0.00000001, issued and outstanding.

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

•

the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;

•

risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;

•

risks related to the failure to successfully manage or achieve growth of a new business opportunity; and

•

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

SuperDirectories, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2013	September 30, 2012
	(unaudited)	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$180	$24,642
Prepaid expenses	-	-
Stock subscriptions receivable	25,000	25,000
TOTAL CURRENT ASSETS	25,180	49,642

PROPERTY AND EQUIPMENT
Office equipment	127,658	127,658
Less: Accumulated depreciation	(127,298)	(126,936)
	360	722
Trade name, net	839	947

TOTAL ASSETS	$26,379	$51,311

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$-	$7,500
Accounts payable	67,960	36,261
Accounts payable - related party	-	4,000
Advances from officer	306,963	268,709
TOTAL CURRENT LIABILITIES	374,923	316,470

STOCKHOLDERS' DEFICIT:
Preferred A stock, $.00000001 par value; authorized shares -	-	-
10,000,000 shares; 1 and 1 issued and outstanding
Preferred B stock, $.00000001 par value; authorized shares -	-	-
90,000,000 shares; 12,253,840 and 12,000,000 issued and outstanding
Preferred C stock, $.00000001 par value; authorized shares - 20,000,000 shares; -0- issued and outstanding	-	-
Common stock, $.00000001 par value; authorized shares - 49,880,000,000 shares; 891,202,810 and 891,202,810 shares issued and outstanding	9	9
Additional paid-in capital	8,522,021	8,522,039
Deficit accumulated during the development stage	(8,870,574)	(8,787,207)
TOTAL STOCKHOLDERS' DEFICIT	(348,544)	(265,159)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$26,379	$51,311

See notes to unaudited financial statements
2

SuperDirectories, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the three months ended March 31,		For the six months ended March 31,		Cumulative amount from Inception (November 15, 1999) through
	2013	2012	2013	2012	March 31, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING EXPENSES:
General and administrative	$19,471	$56,604	$76,584	$98,396	$7,325,615
Software costs	6,313	3,924	6,313	10,580	1,246,989
Depreciation and amortization	235	4,131	470	8,218	129,717
Impairment loss	-	-	-	-	243,903
TOTAL OPERATING EXPENSES	26,019	61,659	83,367	117,194	8,946,224

OPERATING LOSS	(26,019)	(61,659)	(83,367)	(117,194)	(8,946,224)

OTHER INCOME
Other Income	-	-	-	-	125
Interest income	-	-	-	-	75,525
TOTAL OTHER INCOME	-	-	-	-	75,650

Income tax expense	-	-	-	-	-

NET LOSS	$(26,019)	$(61,659)	$(83,367)	$(117,194)	$(8,870,574)

BASIC AND DILUTED - LOSS PER SHARE	$(0.00)	$(0.05)	$(0.00)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	891,202,810	1,161,299	891,202,810	1,161,283

See notes to unaudited financial statements
3

SuperDirectories, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended		Cumulative amount from Inception (November 15, 1999)
	March 31,	March 31,	through
	2013	2012	March 31, 2013
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(83,367)	$(117,194)	$(8,870,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	470	8,218	129,717
Stock issued for compensation	-	-	4,850,955
Impairment loss	-	-	243,903
Changes in assets and liabilities:
Prepaid expenses	-	1,945	-
Accounts payable	31,681	5,097	70,441
Accounts payable - related party	(4,000)	2,000	-
Accrued expense	(7,500)	-	-
NET CASH USED IN OPERATING ACTIVITIES	(62,716)	(99,934)	(3,575,558)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(995)	(371,562)
Trade name	-	-	(3,257)
NET CASH USED IN INVESTING ACTIVITIES	-	(995)	(374,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	36,940	3,829,777
Proceeds from subscription receivable	-	25,000
Retirement of common stock	-	-	(183,692)
Repayments of advances from officer	-	-	(187,491)
Advances from officer	38,254	-	491,963

NET CASH PROVIDED BY FINANCING ACTIVITIES	38,254	61,940	3,950,557

NET INCREASE (DECREASE) IN CASH	(24,462)	(38,989)	180

CASH - BEGINNING OF PERIOD	24,642	49,576	-

CASH - END OF PERIOD	$180	$10,587	$180

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock to be issued for notes	$85,000	$-

See notes to unaudited financial statements
4

SuperDirectories, Inc.

(A Development Stage Company)

Notes to the Unaudited and Un-reviewed Consolidated Financial Statements

For the six months ended March 31, 2013 and 2012

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

The accompanying unaudited consolidated financial statements of SuperDirectories, Inc. and Direct Trust have been prepared in accordance with generally accepted accounting principles used in the United States of America and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013.

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

Note 2 – Going concern:

During the six months ended March 31, 2013, SuperDirectories, Inc. has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its officer. In addition to negative cash flow from operations, SuperDirectories, Inc. has experienced recurring net losses, and has a working capital deficit of approximately $349,743 as of March 31, 2013.

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

Note 3 – Related party transactions:

SuperDirectories, Inc. receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company controlled by the majority shareholder of SuperDirectories, Inc. Services and rentals from related parties of $10,000  and $24,000 for each of the six months ended March 31, 2013 and 2012 respectively, are included in general and administrative expenses.

Note 3 – Related party transactions: (continued)

During the six months ended March 31, 2013 and 2012, the Company’s President and majority shareholder advanced $29,294 and $0, respectively, to the Company to fund its current operations. As of March 31, 2013, the amount due to the President and majority shareholder was $306,963. The advances to the Company are unsecured, non-interest bearing and are payable upon demand.

Note 4 – Shareholders’ equity:

During the six months ended March 31, 2013, there were no stock related transactions.

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

Results of Operations – Q2 FY2013.

For the three and six months ended March 31, 2013, we incurred a net operating losses of $26,019 and $83,367 respectively, as compared with a net operating losses of $61,659 and $117,194 for the comparable periods last year.

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

Liquidity and Capital Resources – Q2 FY2013.

Our cash at March 31, 2013 was $180. Our cash on hand is unlikely to be sufficient capital, in and of itself, to finance our bare administrative costs, let alone our proposed operations, during the next 12 months. No assurance can be given that funding will be available to us, on reasonable terms, if at all.

Net cash used in operating activities in the six months ended March 31, 2013 was $62,716, compared with $99,934 for the same period last fiscal year. The drop-off in the amount of cash used during the first six months of this fiscal year as compared with last fiscal year, is due primarily to the lower operating loss, which in turn traces back primarily to reduced software costs partially offset by increased SEC reporting costs.

Liquidity and Capital Resources – Q2 FY2013 (continued)

Net cash used in operating activities from inception through March 31, 2013 was $3,575,558. Net cash provided by financing activities for the six months ended March 31, 2013 was $38,254, which is lower than the figure for the same period last year of $61,940 due to the loans from our sole officer and director, Luke LaLonde, totaling $38,254 during the first six months of this fiscal year, versus $61,940 from the sale of common stock during the first three months of the prior fiscal year. Net cash provided by financing activities from inception through March 31, 2013 was $3,950,557.

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

Our plan of operation for the next twelve months is dependent upon our raising additional capital. As of March 31, 201, we only had $180 in cash available; however, we still believe we can satisfy our basic capital requirements for the fiscal year ending September 30, 2013 from cash on hand, so long as we augment that with private placements of our common stock and/or loans from management. No assurance can be given however, that we will be able to sell shares of our common stock, and no member of our management is under any obligation to loan money to us. During the fiscal year ending September 30, 2013, we will continue to engage consultants to perform “human” editing services, expanding the quality and size of our searchable directory. As expansion occurs, and as increased user activity places greater demand on the system, more hardware (servers and routers) will be added to manage the increased volume of data stored in the database and presented by the online directory. Except for one or more servers and routers as may be occasioned by large demand for our directory, we do not expect to purchase any significant equipment or make any other capital expenditure. Our major expenditures, should we be successful in raising sufficient capital, will be in human resources as we describe below.

We have been successful in financing our operational and developmental activities to date by selling shares of our common stock and from advances from our President. However, we have no assurance that we will be able to continue in this way, and our current available cash balance as of March 31, 2013 is insufficient to continue development, and will require a significant stock offering and/or continued advances from our President in order to have sufficient capital to continue development until income producing business operations are commenced. We have no plans for other business activities if we are unable to raise required funds. We believe we will need to raise additional capital of approximately $500,000 in order to continue operations for the fiscal year ending September 30, 2013 as well as fully implement our entire business and marketing strategy at all planned levels of activity. Our activities to date have been limited to building our database. The information available through our directory comes from ever changing and growing sources.

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

We currently have five servers in operation – two in Watertown, New York at facilities operated by Westelcom, two in Gatineau, Quebec, and one at facilities operated by MCI in Montreal. We plan to install a sixth server at a Westelcom facility in Plattsburgh, New York in the fall of 2013.

In 2013, contingent on available funding, we intend to start building an administrative staff that will be needed to manage our business as we prepare to move from a developmental to operational mode. In this regard, we plan to add approximately six administrative personnel and expect to begin to incur related payroll costs of approximately $15,000 per month.

By late 2013, we anticipate that we will have sufficiently developed our database to the point where we can offer a product that will be receptive to potential customers. At that time, although we will continue to add to our database, we intend to start adding marketing personnel to develop and implement a plan to bring our product into the marketplace. We plan to add 2 marketing personnel per month beginning in late 2013 until we reach a total of 10 at an approximate monthly payroll cost of $2,750 per such employee.

We expect that our marketing team will be fully assembled by the third quarter of 2013. At that point, much of the effort of our marketing team will be directed to developing a national marketing effort and formulating a plan and cost projection to carry it out. Our national marketing effort is not expected to commence until after September 2013. The feasibility of our national marketing plan will be dependent on our ability to raise additional capital and we have no assurances that this can be accomplished. However, it is not vital to our operations and we will implement it only when and if we have sufficient funds. We have no present plans for any other business.

A major portion of our anticipated revenues is expected to come from Pay Per Click fees which we expect will commence in late 2013. We are presently generating 245,000 clicks per month and we have no agreements in place at this time to convert clicks to cash. Our rate structure will be a flat $0.25 per click compared to an average of $0.92 per click for Google and Yahoo, the most measurable in our industry who generate more than 2,000,000 clicks per day. We expect to increase our monthly click rate as our marketing activities increase.

Banners will be sold on an annual basis, starting as soon as possible after June 2013 when we will attempt to convert all present (trial basis) free-banner sites to paid sites. The program has not commenced, no transactions have been recorded and no sums raised or fees received.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the quarter ended March 31, 2013, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

Super Directories, Inc.

Date: February 15, 2013

By:	/s/ Luke Lalonde
Luke Lalonde, President, Principal Executive Officer, Treasurer and Principal Financial Officer