Form 10-Q/A
period 2013-03-31
SuperDirectories Inc.
filed 2013-05-22
CIK 1338624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q  / Amendment 1

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

As of May 14, 2013 there were 801,191,326 shares of the issuer’s common stock, par value $0.01, issued and outstanding.

Explanatory Note:

Registrant is filing this amended quarterly report on Form 10-Q/A to update the original filing with corrected shares authorized, issued and outstanding, and adjusted par value.  The original report was submitted with both the authorized and the par value as it existed prior to the Company's amendment to its Articles in December 2012.

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

SuperDirectories, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2013	September 30, 2012
	(unaudited)	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$180	$24,642
Prepaid expenses	-	-
Stock subscriptions receivable	25,000	25,000
TOTAL CURRENT ASSETS	25,180	49,642

PROPERTY AND EQUIPMENT
Office equipment	127,658	127,658
Less: Accumulated depreciation	(127,298)	(126,936)
	360	722
Trade name, net	839	947

TOTAL ASSETS	$26,379	$51,311

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$-	$7,500
Accounts payable	67,960	36,261
Accounts payable - related party	-	4,000
Advances from officer	306,963	268,709
TOTAL CURRENT LIABILITIES	374,923	316,470

STOCKHOLDERS' DEFICIT:
Preferred A stock, $0.01 par value; authorized shares - 10,000,000 shares; 1 and 1 issued and outstanding	-	-
Preferred B stock, $0.01 par value; authorized shares - 90,000,000 shares; 12,253,840 and 12,253,840 issued and outstanding	122,538	122,538
Preferred C stock, $0.01 par value; authorized shares - 20,000,000 shares; -0- issued and outstanding	-	-
Common stock, $0.01 par value; authorized shares - 3,500,000,000 shares; 801,191,326 and 801,191,326 shares issued and outstanding	8,011,913	8,011,913
Additional paid-in capital	387,579	387,579
Deficit accumulated during the development stage	(8,870,574)	(8,787,189)
TOTAL STOCKHOLDERS' DEFICIT	(348,544)	(265,159)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$26,379	$51,311

See notes to unaudited financial statements
2

SuperDirectories, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the three months ended March 31,		For the six months ended March 31,		Cumulative amount from Inception (November 15, 1999) through
	2013	2012	2013	2012	March 31, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING EXPENSES:
General and administrative	$19,471	$56,604	$76,584	$98,396	$7,325,615
Software costs	6,313	3,924	6,313	10,580	1,246,989
Depreciation and amortization	235	4,131	470	8,218	129,717
Impairment loss	-	-	-	-	243,903
TOTAL OPERATING EXPENSES	26,019	61,659	83,367	117,194	8,946,224

OPERATING LOSS	(26,019)	(61,659)	(83,367)	(117,194)	(8,946,224)

OTHER INCOME
Other Income	-	-	-	-	125
Interest income	-	-	-	-	75,525
TOTAL OTHER INCOME	-	-	-	-	75,650

Income tax expense	-	-	-	-	-

NET LOSS	$(26,019)	$(61,659)	$(83,367)	$(117,194)	$(8,870,574)

BASIC AND DILUTED - LOSS PER SHARE	$(0.00)	$(0.05)	$(0.00)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	801,191,326	1,161,299	801,191,326	1,161,283

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

Common stock split and Amendment of Articles

On June 1, 2012, the Company recorded a 1-for-2,500 reverse split of its common stock.

The reverse split did not affect the number of common shares authorized for issuance.  All share and per share information has been retroactively adjusted to reflect the reverse stock split in the financial statements and in the notes to financial statements for all periods presented, to reflect the reverse stock split as if it occurred at inception.

In December 2012, the Company amended its articles to reduce the total authorized common shares from 49,880,000,000 shares to 3,500,000,000 shares.  Simultaneously, the Par Value was increased to $0.01 per share from $0.00000001 per share.

All share and per share information has been retroactively adjusted to reflect the impact of these changes in the financial statements and in the notes to the financial statements for all periods presented as if it had occurred at inception.

Return of Shares by our President

In December 2012, our President surrendered for cancellation 90,011,484 shares of common stock without consderation.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included as part of this report:

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1	Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Super Directories, Inc.

Date: February 22, 2013

By:	/s/ Luke Lalonde
Luke Lalonde, President, Principal Executive Officer, Treasurer and Principal Financial Officer