Form 10-Q
period 2013-06-30
SuperDirectories Inc.
filed 2013-08-13
CIK 1338624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 9, 2013 there were 801,191,337 shares of the issuer’s common stock, par value $0.01, issued and outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risks and Uncertainties” beginning on page 9 of our Annual Report filed on Form 10K for the year ended September 30, 2012, and the risks set out below, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

As used in this quarterly report, the terms “we”, “us”, “our”, "SD", “our company” and “SuperDirectories” mean SuperDirectories, Inc., unless otherwise stated.

SuperDirectories, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2013	September 30, 2012
	(unaudited)	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$8,418	$24,642
Prepaid expenses	-	-
Stock subscriptions receivable	25,000	25,000
TOTAL CURRENT ASSETS	33,418	49,642

PROPERTY AND EQUIPMENT
Office equipment	127,658	127,658
Less: Accumulated depreciation	(127,479)	(126,936)
	179	722
Trade name, net	785	947

TOTAL ASSETS	$34,382	$51,311

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$47,960	$36,261
Accrued expenses	5,000	7,500
Convertible debentures (net of debt discount of $2,292)	22,708	-
Accounts payable - related party	-	4,000
Advances from officer	331,537	268,709
Deerivative liability	19,041	-
TOTAL CURRENT LIABILITIES	426,246	316,470

STOCKHOLDERS' DEFICIT:
Preferred A stock, $0.01 par value; authorized shares - 10,000,000 shares; 1 and 1 issued and outstanding	-	-
Preferred B stock, $0.01 par value; authorized shares - 90,000,000 shares; 12,253,840 and 12,253,840 issued and outstanding	122,538	122,538
Preferred C stock, $0.01 par value; authorized shares - 20,000,000 shares; -0- issued and outstanding	-	-
Common stock, $0.01 par value; authorized shares - 3,500,000,000 shares; 801,191,337 and 801,191,326 shares issued and outstanding	8,011,913	8,011,913
Additional paid-in capital	387,579	387,597
Deficit accumulated during the development stage	(8,913,894)	(8,787,207)
TOTAL STOCKHOLDERS' DEFICIT	(391,864)	(265,159)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$34,382	$51,311

See notes to unaudited financial statements
2

SuperDirectories, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the nine months ended June 30,		Cumulative amount from Inception (November 15, 1999) through
	2013	2012	2013	2012	June 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING EXPENSES:
General and administrative	$25,436	$48,407	$102,020	$146,803	$7,351,051
Software costs	900	10,336	7,213	20,916	1,247,889
Depreciation and amortization	235	606	705	8,824	129,952
Impairment loss	-	-	-	-	243,903
TOTAL OPERATING EXPENSES	26,571	59,349	109,938	176,543	8,972,795

OPERATING LOSS	(26,571)	(59,349)	(109,938)	(176,543)	(8,972,795)

OTHER INCOME
Interest expense - debt discount	(208)	-	(208)	-	(208)
Change in deriative liability	(16,541)	-	(16,541)	-	(16,541)
Other Income	-	-	-	-	125
Interest income	-	-	-	-	75,525
TOTAL OTHER INCOME	(16,749)	-	(16,749)	-	58,901

Income tax expense	-	-	-	-	-

NET LOSS	$(43,320)	$(59,349)	$(126,687)	$(176,543)	$(8,913,894)

BASIC AND DILUTED - LOSS PER SHARE	$(0.00)	$(0.05)	$(0.00)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	891,181,337	891,181,337	891,181,337	891,181,337

See notes to unaudited financial statements
3

SuperDirectories, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the nine months ended		Cumulative amount from Inception (November 15, 1999)
	June 30,	June 30,	through
	2013	2012	June 30, 2013
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(126,687)	$(176,543)	$(8,913,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	867	8,825	130,114
Stock issued for compensation	-	-	4,850,955
Change in fair value of derivative	19,041	-	19,041
Impairment loss	-	-	243,903
Changes in assets and liabilities:
Prepaid expenses	-	2,590	-
Accounts payable	9,227	31,767	47,987
Accounts payable - related party	(4,000)	2,000	-
Accrued expense	(2,500)	-	5,000
NET CASH USED IN OPERATING ACTIVITIES	(104,052)	(131,361)	(3,616,894)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(995)	(371,562)
Trade name	-	-	(3,257)
NET CASH USED IN INVESTING ACTIVITIES	-	(995)	(374,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	86,940	3,829,777
Proceeds from subscription receivable	-	25,000
Retirement of common stock	-	-	(183,692)
Repayments of advances from officer	-	-	(187,491)
Advances from officer	62,828	5,000	516,537
Proceeds from convertible debentures	25,000	-	25,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	87,828	91,940	4,000,131

NET INCREASE (DECREASE) IN CASH	(16,224)	(40,416)	8,418

CASH - BEGINNING OF PERIOD	24,642	49,576	-

CASH - END OF PERIOD	$8,418	$9,160	$8,418
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock to be issued for notes	$85,000	$-

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

The accompanying unaudited consolidated financial statements of SuperDirectories, Inc. and Direct Trust have been prepared in accordance with generally accepted accounting principles used in the United States of America and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013.

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

Note 2 – Going concern:

During the nine months ended June 30, 2013, SuperDirectories, Inc. has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its officer. In addition to negative cash flow from operations, SuperDirectories, Inc. has experienced recurring net losses, and has a working capital deficit of approximately $391,864 as of June 30, 2013.

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

Note 3 – Related party transactions:

SuperDirectories, Inc. receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company controlled by the majority shareholder of SuperDirectories, Inc. Services and rentals from related parties of $17,000  and $36,000 for each of the nine months ended June 30, 2013 and 2012 respectively, are included in general and administrative expenses.

During the nine months ended June 30, 2013 and 2012, the Company’s President and majority shareholder advanced $62,828 and $5,000, respectively, to the Company to fund its current operations. As of June 30, 2013, the amount due to the President and majority shareholder was $331,537. The advances to the Company are unsecured, non-interest bearing and are payable upon demand.

Note 4 – Shareholders’ equity:

During the nine months ended June 30, 2013, there were no stock related transactions.

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

Return of Shares by our President

In December 2012, our President surrendered for cancellation 90,011,484 shares of common stock without consderation.

Note 5 - Convertible Debt:

	June 30,	September 30,
	2013	2012
	(Unaudited)
Convertible notes payable	$25,000	$-
Unamortized debt discount	(2,292)	-
Total	$22,708	$-

In June 2013, the Company received $25,000 from a non-affiliated third party in the form of a convertible debenture at 0% interest for 90 days if the note is repaid in that time frame.  After 90 days, a one-time interest charge of 12% will be applied to teh Principal Sum.  The note matures one year from the date of receipt of funds, and is convertible at any time after funds are sent to effect a conversion.  This note is currently convertible into approximately 1,100,000 shares of common stock.

Note 6 - Derivative Liabilities:

The Company accounts for the embedded conversion features included in its convertible instruments. The aggregate fair value of derivative liabilities at June 30, 2013 and September 30, 2012 amounted to $19,041 and $0, respectively. In addition, for the nine months ended June 30, 2013 and 2012, the Company has recorded a gain (loss) related to the change in fair value of the derivative liability amounting to $(16,749) and $0, respectively. At each measurement date, the fair value of the embedded conversion features was based on the binomial and the Black Scholes method, respectively.

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

Results of Operations – Q3 FY2013

For the three and nine months ended June 30, 2013, we incurred a net operating losses of $26,571 and $109,938 respectively, as compared with a net operating losses of $59,349 and $176,543 for the comparable periods last year.

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

Liquidity and Capital Resources – Q3 FY2013

Our cash at June 30, 2013 was $8,418. Our cash on hand is unlikely to be sufficient capital, in and of itself, to finance our bare administrative costs, let alone our proposed operations, during the next 12 months. No assurance can be given that funding will be available to us, on reasonable terms, if at all.

Net cash used in operating activities in the nine months ended June 30, 2013 was $104,052, compared with $131,361 for the same period last fiscal year. The drop-off in the amount of cash used during the first nine months of this fiscal year as compared with last fiscal year, is due primarily to the lower operating loss, which in turn traces back primarily to reduced software costs partially offset by increased SEC reporting costs.

Net cash used in operating activities from inception through March 31, 2013 was $3,616,894. Net cash provided by financing activities for the nine months ended June 30, 2013 was $87,828, which is marginally lower than the figure for the same period last year of $91,940 due to the loans from our sole officer and director, Luke LaLonde, totaling $68,828 during the first nine months of this fiscal year plus issuance of a convertible debenture to an unrelated third party in the amount of $25,000, versus $86,940 from the sale of common stock during the first nine months of the prior fiscal year. Net cash provided by financing activities from inception through June 30, 2013 was $4,000,131.

Plan of Operation – FY2013

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

Plan of Operation – FY2013 (continued)

Our plan of operation for the next twelve months is dependent upon our raising additional capital. As of June 30, 201, we only had $8,418 in cash available; however, we still believe we can satisfy our basic capital requirements for the fiscal year ending September 30, 2013 from cash on hand, so long as we augment that with private placements of our common stock and/or loans from management or other sources. No assurance can be given however, that we will be able to sell shares of our common stock, and no member of our management is under any obligation to loan money to us. During the fiscal year ending September 30, 2013, we will continue to engage consultants to perform “human” editing services, expanding the quality and size of our searchable directory. As expansion occurs, and as increased user activity places greater demand on the system, more hardware (servers and routers) will be added to manage the increased volume of data stored in the database and presented by the online directory. Except for one or more servers and routers as may be occasioned by large demand for our directory, we do not expect to purchase any significant equipment or make any other capital expenditure. Our major expenditures, should we be successful in raising sufficient capital, will be in human resources as we describe below.

We have been successful in financing our operational and developmental activities to date by selling shares of our common stock, from convertible debenture sales, and from advances from our President. However, we have no assurance that we will be able to continue in this way, and our current available cash balance as of June 30, 2013 is insufficient to continue development, and will require a significant stock offering, slae of convertible debetnures, and/or continued advances from our President in order to have sufficient capital to continue development until income producing business operations are commenced. We have no plans for other business activities if we are unable to raise required funds. We believe we will need to raise additional capital of approximately $500,000 in order to continue operations for the fiscal year ending September 30, 2013 and beyond, as well as fully implement our entire business and marketing strategy at all planned levels of activity. Our activities to date have been limited to building our database. The information available through our directory comes from ever changing and growing sources.

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

We believe that in late 2013, we will have a sufficient database to make our website marketable. We currently have 9 directory editors who work on a contract basis, research subjects for our directory, create new categories and add websites to our directory. Our average cost per directory consultant is approximately $1,200 per month. We are currently conducting a training program for our editors to help us to reach the desired efficiency of each editor being able to add approximately 1,800 new links per day into our database.

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

Plan of Operation – FY2013 (continued)

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

10

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

11

Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the quarter ended June 30, 2013, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

Date: August 13, 2013

By:	/s/ Luke Lalonde
Luke Lalonde, President, Principal Executive Officer, Treasurer and Principal Financial Officer