Form 10-K
period 2013-09-30
SuperDirectories Inc.
filed 2014-01-15
CIK 1338624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13

of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2013

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

Common Stock, $0.001 par value

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of January 13, 2013, there were a total of 801,191,326 shares of common stock, par value $0.01 per share, issued and outstanding.

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

Contents of our directory/database represent the company's selection of material suitable for inclusion in its directory from the much larger selection of material to be found on the internet. We use the terms “human edited” and “full text searchable” to describe our directory/database and its self-search features. Human editing, the selection of content, is done by independent contractors (“editors”) engaged by us for that purpose. Each of our editors has been trained to create new categories, revise existing categories in our directory, and add new websites to the categories. The “Human Editing Process” bears an average cost of $0.92 per category including a minimum of one website link. This is determined by dividing the total monthly cost of the editors’ compensation by the number of categories and links in our database. Checking for bad links is automated and carries no specific costs. The potential limitations on the information available are directly proportioned to the number of editors collecting such information. An editor now bookmarks an average of 320 links per day into our database. It is our goal to grow this to average more than 500 per day with additional training and thereby reduce our overall unit costs.  For the year-ended September 30, 2012, we had 9 editors working on adding new information and revising and updating information, with 2,651,726 categories and 2,096,388 links in our database. As of September 30, 2013 we have 3 editors’ total, with 2,724,756 categories, 2,198,920 websites, and 68,468 photographs.

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

SuperDirectories’ editors add content to the SuperDirectories website in a manner which accommodates content and context search queries rather than simply keyword searches. “Full Text” searching is the capability of SuperDirectories’ system which provides a narrower search, more directly matched to the context and content of the database’s human edited offerings. “Full Text” search limits the search response to only those items that match the inquiring text and its sense completely. Our goal is to offer a more limited and precise source of directory service. Our directory is organized to provide relevance for both category-based and keyword searches. Searches may also be conducted by location or subject by making use of “options on queries” type tools. These are represented by common database software functions. When searching a database, one might add refinement to a search by selecting from among a list of options to be added to or omitted from a search “query”. Our navigation interface allows a user to follow a search path into categories and sub-categories visually on the screen. The database shows all regions, countries, states, counties and major cities of the world with best links to them, and a multitude of subjects in organized and classified listings. As of September 30, 2012, our directory included a collection of 2,651,726 active searchable categories, and links to more than 2,096,388 selected websites, and as of September 30, 2013 we have 3 editors’ total, with 2,724,756 categories, 2,198,920 websites, and 68,468 photographs.. As we add searchable categories and links to relevant websites increasing those totals approximately every two hours, we expect to grow in marketability. We have a program that checks the connectivity of all the URLs in our database every six hours. Any URLs that do not open within 10 seconds are listed and rechecked daily for 30 days and then automatically deleted if not active. Our editors routinely revise the directory content. Although our growth of searchable categories and links has stalled over the past two quarters, we expect our database to begin to grow again at a rate of 2,100 categories per day, which is not inconsistent with the frequency of additions.

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

We have been working since 2000 to develop our searchable database and expect to commence commercial marketing by the end of our fiscal year 2014. There have been no other business activities. Our management has selected a pace which is based upon his opinion of our ability to finance the development and growth safely. We recognize results are fully dependent upon and could be limited by our financial position and ability to raise funds as we progress to operational status. Nevertheless, as of September 30, 2013, cost of construction and maintenance will be met, based upon the available cash as of the date (see Description of Business, General, page 3 and Risk Factors, starting on page 9). It is our belief our directory will never become essentially complete in as much as topics of current interest and the technologies of listing and searching those topics is under perpetual change and will require continual revision and improvement. Our President intends to begin marketing the database at such time as he believes it is large enough to attract users and generate revenues, which we estimate to be prior to the close of fiscal year 2014.

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

Competitive Situation

Our product is a database of material, organized and structured as a directory that offers an alternative feature of defined term searches. Unlike the entry of keywords into a search box, our system will produce a limited number of  "hits”, but they will all be directly and fully responsive to the inquiry. In contrast, the keyword system used by others searching the entire internet, provides an essentially limitless number of responses (Google and Yahoo, for example), not necessarily all directly responsive to the phrase entered by the searcher. The Google/Yahoo keyword model conducts an online research rather than matching the “full text” of the inquiry as done by our system. Every item on our website has been reviewed by a human being on whom we rely rather than relying solely on a collation of computer drive data from other sources. We focus on including only authoritative and up-to-date context in our directory subject to the time and cost constraints of this method. This higher level of specificity in our “Full Text” search capability may cause the updating of our information to be slower than the inclusion of new information in competing directories and search engines that use keyword systems.

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

Marketing Activities

Marketing activities have not yet commenced. We expect to commence our marketing during the fiscal year ending September 30, 2014. When we start, our marketing strategy will be primarily targeted at the following groups:

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

Customers

We are a development stage company and currently have no customers. When we commence marketing, we may be dependent on one or a few customers and there is no guarantee we will be able to obtain any customers from the database. However, our target list of potential customers to be solicited is estimated to be more than 1,000,000 website owners to be found on the database. As of this date, we do not have agreements or indications of interest from any of these website owners. Although there is no guarantee that any will choose to participate, we feel that our target list of 1,000,000 is realistic based upon our current level of 2,198,920 websites listed.  However, our ability to provide services remains dependent upon our financial situation.

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

Employees

As of the date hereof, we have one employee, Luke Lalonde, who is also sole director and President and who puts in 100% of his available time. He works on Company programs, finances and regulatory matters 10-12 hours a day, seven days a week. We have never had a work stoppage, and our employee is not represented by a labor union. There are no labor contracts. We consider our relations with our employee to be good. As of September 30, 2013, we used 9 independent editors on a contract base, while we currently continue to have 9 such editors. All such editor-contractors are organized as business entities such as corporations. There are no written contracts with any of them. They agree to perform a specific task and are compensated in accordance with quality of performance. There are no standard sets of terms. None of them are shareholders, directors, officers or employees of the Company or of Mr. Lalonde or any of his associates or affiliates. They invoice us on a “job done” basis at an approximate cost of $1,000 per editor per month. We intend to hire several additional administrative employees once commercial operations begin.

Environment and Government Approval

We do not have any environmental compliance costs, and there is no existing or anticipated impact by reason of government regulation or approval.

Patents, Trademarks and Royalty Agreements

We hold the registered Service Mark – SUPERDIRECTORIES- carrying registration number 2,425,941 in the United States Patent and Trademark Office. We hold no other patents, licenses, franchises, concessions or royalty agreements. The service mark expired on January 31, 2011, and in August 2013, the Company filed a Declaration of Use with the U.S. PTO in order to keep our service mark active.

Most of our software programs have been developed "in-house"; there are now 168 such programs running on our website. These programs are vital to our success in that they provide the basis and background for creation and implementation of our business. See Risk Factor-Patents, Licenses and Trademarks.

Research and Development

During the fiscal years ended September 30, 2009, 2010 and 2011 we spent approximately $285,185, $241,576 and $108,799 respectively, on product development (which we call “Software expenses” on our Statement of Operations). There was no significant additional Research and Development investment in fiscal year 2012 or 2013.  None of these costs have been or will be passed on to customers or be borne directly by them.

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

Properties

Our principal corporate offices are located at 5337 Route 374, Merrill, New York and consist of approximately 150 square feet of office and administrative space that we lease from and share with Aqua Nature of USA, Inc. pursuant to an informal month-to-month lease arrangement. Such rent has now been set at a fixed amount of $4,000 per month. Luke Lalonde, our president and majority stockholder is the majority stockholder of Aqua Nature of USA, Inc. Aqua Nature of USA, Inc.’s sole business is owning and managing properties controlled by Mr. Lalonde. For each of the fiscal years ended September 30, 2009, 2010 and 2011 we paid Aqua Nature of USA, Inc. $48,000 in rent and services related to the property. For the fiscal years ended September 30, 2013and 2012, the Company paid Aqua Nature of USA, Inc. $26,000 and $35,000 respectively.

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

Part II

Market for Common Equity and Related Stockholder Matters

Market Information

As of September 30, 2013, there were 801,191,337 shares of our common stock outstanding.

Of the 801,191,337 total shares outstanding, 40,161,060 are restricted from re-sale, while 801,191,337 shares constitute our “float” and may be re-sold without restriction. Our shares of common stock are publicly-traded through OTC Markets Group secondary stock quotation service through our stock symbol SDIR.

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

Holders

As of September 30, 2013, there were approximately 1,341 holders of record of our common stock.

As of January 14, 2014, there are approximately 1,341 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 30, 2013 and the date of this Annual Report, there are no existing compensation plans. An earlier option plan has been fully exercised.

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

Results of Operations.

We are a development stage company. We have primarily relied on funds raised through sales of our common stock and from loans from officers to fund our operations. For the period from November 15, 1999 (inception) to September 30, 2013 we had no operating revenues and incurred net operating losses of $8,946,739.

For the years ended September 30, 2013 and 2012, we incurred net operating losses of $159,532 and $158,453, respectively.

In prior periods, our net operating losses consisted principally of product development costs and legal and accounting fees primarily incurred in connection with ongoing SEC filing requirements. For the year ended September 30, 2013 we have trimmed our software and general administrative expenses.

Liquidity and Capital Resources.

Our cash at September 30, 2013 and September 30, 2012, was $15,991 and $24,642, respectively. While our most basic administrative needs are likely to be able to be met for the next 12 months with the cash we currently have, we will need to raise additional funds to finance our proposed operations during the next 6 months. No assurance can be given that funding will be available to us, on reasonable terms, if at all.

Net cash used in operating activities in the years ended September 30, 2013 and September 30, 2012 was $138,729 and $125,810, respectively. Net cash provided by financing activities for the year ended September 30, 2013 was $130,078, while net cash provided by financing activities for the year ended September 30, 2012 was $100,876. This year-over-year increase in net cash provided by financing activities is due mostly to the fact that we sold approximately $50,000 of convertible debentures in this most recent fiscal year than we did in the previous year, as well as the fact that we did not pay back any loans to our sole officer and director Luke LaLonde in FY2013.

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

Our plan of operation for the next twelve months is dependent upon our raising additional capital. As of September 30, 2013 we had approximately $15,991 in cash available and believe we can satisfy our basic capital requirements for the fiscal year ending September 30, 2014 from private placement of our common stock and loans from management.  No assurance can be given however, that we will be able to sell shares of our common stock, and no member of our management is under any obligation to loan money to us. During the fiscal year ending September 30, 2014, we will continue to engage consultants to perform “human” editing services, expanding the quality and size of our searchable directory. As expansion occurs, and as increased user activity places greater demand on the system, more hardware (servers and routers) will be added to manage the increased volume of data stored in the database and presented by the online directory. Except for one or more servers and routers as may be occasioned by large demand for our directory, we do not expect to purchase any significant equipment or make any other capital expenditure. Our major expenditures, should we be successful in raising sufficient capital, will be in human resources as we describe below.

We have been successful in financing our operational and developmental activities to date by selling shares of our common stock and from advances from our President. However, we have no assurance that we will be able to continue in this way, and our current available cash balance of $15,991 as of September 30, 2013 is insufficient to continue development, and will require a significant stock offering and/or continued advances from our President in order to have sufficient capital to continue development until income producing business operations are commenced. We have no plans for other business activities if we are unable to raise required funds. We believe we will need to raise additional capital of approximately $450,000 in order to continue operations for the fiscal year ending September 30, 2014 as well as fully implement our entire business and marketing strategy at all planned levels of activity. Our activities to date have been limited to building our database. The information available through our directory comes from ever changing and growing sources.

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

We believe that in early 2014, we will have a sufficient database to make our website marketable. We currently have 9 directory editors who work on a contract basis, research subjects for our directory, create new categories and add websites to our directory. Our average cost per directory consultant is approximately $1,200 per month. We are currently conducting a training program for our editors to help us to reach the desired efficiency of each editor being able to add approximately 1,800 new links per day into our database.

We currently have five servers in operation – two in Watertown, New York at facilities operated by Westelcom, two in Gatineau, Quebec, and one at facilities operated by MCI in Montreal. We plan to install a sixth server at a Westelcom facility in Plattsburgh, New York.

In early 2014, we intend to start building an administrative staff that will be needed to manage our business as we prepare to move from a developmental to operational mode. In this regard, we plan to add approximately six administrative personnel and expect to begin to incur related payroll costs of approximately $15,000 per month.

By early 2014, we anticipate that we will have sufficiently developed our database to the point where we can offer a product that will be receptive to potential customers. At that time, although we will continue to add to our database, we intend to start adding marketing personnel to develop and implement a plan to bring our product into the marketplace. We plan to add 2 marketing personnel per month beginning in early 2014 until we reach a total of 10 at an approximate monthly payroll cost of $2,750 per such employee.

We expect that our marketing team will be fully assembled by midyear 2014. At that point, much of the effort of our marketing team will be directed to developing a national marketing effort and formulating a plan and cost projection to carry it out. Our national marketing effort is not expected to commence until after September 2014. The feasibility of our national marketing plan will be dependent on our ability to raise additional capital and we have no assurances that this can be accomplished. However, it is not vital to our operations and we will implement it only when and if we have sufficient funds. We have no present plans for any other business.

A major portion of our anticipated revenues is expected to come from Pay Per Click fees which we expect will commence in early 2014. We are presently generating 245,000 clicks per month and we have no agreements in place at this time to convert clicks to cash. Our rate structure will be a flat $0.25 per click compared to an average of $0.92 per click for Google and Yahoo, the most measurable in our industry who generate more than 2,000,000 clicks per day. We expect to increase our monthly click rate as our marketing activities increase.

Banners will be sold on an annual basis, starting as soon as possible after February 2014 when we will attempt to convert all present (trial basis) free-banner sites to paid sites. The program has not commenced, no transactions have been recorded and no sums raised or fees received.

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

Financial Statements

The information on the following pages presents consolidated balance sheets of the Company as of September 30, 2013 and 2012 and consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the 2 years then ended and for the period from November 15, 1999 (inception) to September 30, 2013.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Unaudited Balance Sheets

	September 30, 2013	September 30, 2012
ASSETS
Current assets
Cash and cash equivalents	$15,991	$24,642
Prepaid expenses	-	-
Stock subscriptions receivable	25,000	25,000
Total current assets	40,991	49,642
Property and equipment
Office equipment	127,658	127,658
Less: Accumulated depreciation	(127,658)	(126,936)
Total property and equipment	-	722
Trade name, net	731	947
TOTAL ASSETS	$41,722	$51,311
LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accrued expenses	$5,000	$10,000
Accounts payable	34,145	33,761
Convertible debentures (net of debt discount of $3,959 and -0-)	46,041	-
Accounts payable - related party	-	4,000
Advances from officer	348,787	268,709
Derivative liability	32,458	-
Total current liabilities	466,431	316,470

Stockholders' deficit
Series A preferred stock, par value $0.01 per share, 10,000,000 shares authorized, 1 share issued and outstanding as of
September 30, 2013 and September 30, 2012	-	-
Series B preferred stock, par value $0.01 per share, 90,000,000 shares authorized, 12,253,840 and 12,253,840 shares issued and outstanding
as of September 30, 2013 and September 30, 2012, respectively	122,538	122,538
Series C preferred stock, par value $0.01 per share, 20,000,000
shares authorized, -0- shares issued and outstanding	-	-
Common stock, par value $0.01 per share, 3,500,000
shares authorized, 891,202,810 and 1,161,248 shares issued and outstanding
as of September 30, 2013 and September 30, 2012, respectively	8,011,913	8,011,913
Additional paid-in capital	387,579	387,597
Deficit accumulated during the development stage	(8,946,739)	(8,787,207)
Total stockholders' deficit	(424,709)	(265,159)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$41,722	$51,311

See accompanying notes to consolidated financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Unaudited Statements of Operations

			November 15, 1999
			(Inception)
	Year Ended	Year Ended	through
	September 30,	September 30,	September 30,
	2013	2012	2013

Revenues	$-	$-	$-

Expenses
General and administrative expenses	123,061	143,050	7,372,092
Software costs	7,213	6,188	1,247,889
Depreciation and amortization	759	9,215	130,006
Impairment loss	-	-	243,903

Total operating expenses	131,033	158,453	8,993,890

Other Income (Expense)
Interest Expense – Debt Discount	(1,041)	-	(1,041)
Change in Derivative Liability	(27,458)	-	(27,458)
Other income	-	-	125
Interest income	-	-	75,525
Total Other Income (Expense)	(28,499)	-	47,151

Income tax expense	-	-	-

Net loss	$(159,532)	$(158,435)	$(8,946,739)

Loss per common share - Basic
and diluted	$(0.00)	$(0.00)

Weighted average common shares
outstanding - Basic and diluted	801,191,337	801,191,337

See accompanying notes to consolidated unaudited financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Unaudited Statement of Changes in Stockholders' Equity (Deficit)

From November 15, 1999 (Inception) through September 30, 2013

										Deficit
										Accumulated
							Additional	Common	Common	During the	Total
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Paid-in	Stock	Stock	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Options	Subscriptions	Stage	Equity (Deficit)

Balance, November 15, 1999 (inception)	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-
Issuance of common stock	140,500	1,405	-	-	-	-	403,595	-	-	-	405,000
Net loss	-	-	-	-	-	-	-	-	-	(128,347)	(128,347)
Balance at September 30, 2000	140,500	1,405	-	-	-	-	403,595	-	-	(128,347)	276,653

Issuance of common stock	47	-	-	-	-	-	46,500	-	-	-	46,500
Net loss	-	-	-	-	-	-	-	-	-	(109,493)	(109,493)
Balance at September 30, 2001	140,547	1,405	-	-	-	-	450,095	-	-	(237,840)	213,660

Issuance of common stock	3,228	32	-	-	-	-	165,183	-	-	-	165,215
Net loss	-	-	-	-	-	-	-	-	-	(121,664)	(121,664)
Balance at September 30, 2002	143,775	1,438	-	-	-	-	615,277	-	-	(359,504)	257,211

Issuance of common stock	507	5	-	-	-	-	25,365	-	-	-	25,370
Net loss	-	-	-	-	-	-	-	-	-	(51,503)	(51,503)
Balance at September 30, 2003	144,282	1,443	-	-	-	-	640,642	-	-	(411,007)	231,078

Issuance of common stock	7,934	79	-	-	-	-	350,623	-	-	-	350,702
Net loss	-	-	-	-	-	-	-	-	-	(109,209)	(109,209)
Balance at September 30, 2004	152,216	1,522	-	-	-	-	991,265	-	-	(520,216)	472,571
Issuance of common stock	4,656	47	-	-	-	-	550,618	-	-	-	550,665
Stock-based compensation expensed	-	-	-	-	-	-	-	2,489,370	-	-	2,489,370
Exercise of stock options	2,484	25	-	-	-	-	1,242,125	(1,242,150)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(2,783,739)	(2,783,739)
Balance at September 30, 2005	159,356	1,594	-	-	-	-	2,784,008	1,247,220	-	(3,303,955)	728,867

Issuance of common stock	596	6	-	-	-	-	595,668	-	-	-	595,674
Stock-based compensation expensed	-	-	-	-	-	-	-	1,247,220	-	-	1,247,220
Exercise of stock options	4,969	50	-	-	-	-	2,494,390	(2,494,440)	-	-	-
Stock subscription received	-	-	-	-	-	-	-	-	4,040	-	4,040
Net loss	-	-	-	-	-	-	-	-	-	(1,868,183)	(1,868,183)
Balance at September 30, 2006	164,921	1,649	-	-	-	-	5,874,067	-	4,040	(5,172,138)	707,618

Issuance of common stock	500	5	-	-	-	-	500,275	-	-	-	500,280
Stock subscriptions	-	-	-	-	-	-	-	-	(4,040)	-	(4,040)
Net loss	-	-	-	-	-	-	-	-	-	(512,791)	(512,791)
Balance at September 30, 2007	165,421	1,654	-	-	-	-	6,374,342	-	-	(5,684,929)	691,067

Issuance of common stock	718	7	-	-	-	-	717,892	-	-	-	717,899
Retired common stock	(7,348)	(73)	-	-	-	-	(183,619)	-	-	-	(183,692)
Net loss	-	-	-	-	-	-	-	-	-	(509,637)	(509,637)
Balance at September 30, 2008	158,791	1,588	-	-	-	-	6,908,615	-	-	(6,194,566)	715,637

Issuance of common stock	30	-	-	-	-	-	29,710	-	-	-	29,710
Net loss	-	-	-	-	-	-	-	-	-	(528,406)	(528,406)
Balance at September 30, 2009	158,821	1,588	-	-	-	-	6,938,325	-	-	(6,722,972)	216,941

Sale of common stock	58	1	-	-	-	-	66,899	-	-	-	66,900
Stock issued for compensation	2,400,000	24,000	1	-	12,000,000	120,000	965,669	-	-	-	1,109,669
Net loss	-	-	-	-	-	-	-	-	-	(1,629,345)	(1,629,345)
Balance at September 30, 2010	2,558,879	25,589	1	-	12,000,000	120,000	$7,970,893	-	-	(8,352,317)	(235,835)

Sale of common stock	460,000	4,600	-	-	-	-	194,365	-	-	-	198,965
Common stock cash subscriptions	100,000	1,000	-	-	-	-	24,000	-	-	-	25,000
Conversion of Series B preferred stock to common stock	2,900,000,000	29,000,000	-	-	(1,160)	(12)	(28,999,988)	-	-	-	-
Stock issued for services	-	-	-	-	255,000	2,550	2,166	-	-	-	4,716
Net loss	-	-	-	-	-	-	-	-	-	(276,437)	(276,437)
Balance at September 30, 2011	2,903,118,879	$29,031,189	1	$-	12,253,840	$122,538	$(20,808,564)	$-	$-	$(8,628,754)	$(283,591)

Sale of common stock	628,000	6,280	-	-	-	-	170,596	-	-	-	176,876
Reverse stock split 1:2500	(2,902,544,069)	(29,025,441)-	-	-	-	-	29,025,450	-	-	-	9
Conversion of debt	890,000,000	8,900,000	-	-	-	-	(8,900,000)	-	-	-	-
Return of shares to treasury	(90,011,484)	(900,115)	-	-	-	-	900,115	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(158,453)	(158,453
Balance at September 30, 2012	801,191,326	$8,011,913	1	$-	12,253,840	$122,538	$387,597	$-	$-	$(8,787,207)	$(265,159)
Correction of prior year stock split	-	-	-	-	-	-	(18)	-	-	-	(18)
Net loss	-	-	-	-	-	-	-	-		(159,532)	(159,532)
Balance at September 30, 2013	801,191,326	$8,011,913	1	$-	12,253,840	$122,538	387,579	-	-	(8,946,739)	(424,709)

See accompanying notes to consolidated unaudited financial statements.

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Unaudited Statements of Cash Flows

			November 15, 1999
	Years Ended		(Inception)
	September 30,		through
	2013	2012	September 30, 2013
Cash flows from operating activities
Net loss	$(159,532)	$(158,453)	$(8,946,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	-	-	4,850,955
Depreciation and amortization	938	9,000	130,185
Change in fair value of derivative	28,499	-	28,499
Impairment loss	-	-	243,903
Changes in operating assets and liabilities
Prepaid expenses and other current assets	-	3,419	-
Accounts payable	366	20,224	36,626
Accounts payable - related party	(4,000)	-	-
Accrued expense	(5,000)	-	2,500
Net cash used in operating activities	(138,729)	(125,810)	(3,654,071)
Cash flows from investing activities
Purchase of fixed assets	-	-	(371,562)
Trade name	-	-	(3,257)
Net cash used in investing activities	-	-	(374,819)
Cash flows from financing activities
Sale of common stock	-	176,876	3,744,786
Retirement of common stock	-	-	(183,692)
Repayments of advances from officer	-	(76,000)	(100,000)
Advances from officer	80,078	-	533,787
Proceeds from convertible debentures	50,000	-	50,000
Net cash provided by financing activities	130,078	100,876	4,044,881
Net increase (decrease) in cash and cash equivalents	(8,651)	(24,934)	15,991
Cash and cash equivalents at beginning of period	24,642	49,576	-
Cash and cash equivalents at end of period	$15,991	$24,642	$15,991

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash financing transactions:
Common stock issued for subscriptions receivable	$-	$25,000

See accompanying notes to consolidated unaudited financial statements.

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

Property and equipment

Property and equipment are stated at cost when purchased. Depreciation of property and equipment is computed using the straight-line method based on the estimated useful lives of the assets. The useful life of office equipment is from 3 to 5 years. Upon retirement or disposal of an asset, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the determination of net income (loss). Depreciation expense was $759 and $9,215 for the years ended September 30, 2013 and 2012, respectively.

The trade name is carried at cost less accumulated amortization. Intangible assets with finite lives are generally amortized on a straight-line basis over the economic lives of the respective assets, generally two to fifteen years. The Company recorded amortization expense of $216 and $215 for the years ended September 30, 2013 and 2012, respectively.

Long-lived assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. There was no impairment of long-lived assets for the years ended September 30, 2013 and 2012.

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

Stock-based compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees, consultants and directors based on their grant-date estimated fair values over the period in which the share-based awards are expected to vest. Stock-based compensation expense recognized for the years ended September 30, 2013 and 2012 was $0 and $0, respectively.

Loss per share of common stock

Loss per common share is computed by dividing net income (loss) by weighted average common shares outstanding for the period. Basic loss per share is computed using an unadjusted weighted average number of common shares.

Diluted earnings per share are compiled using the weighted average number of shares of common stock, outstanding during the period plus an adjustment for the dilutive effect of securities convertible into common stock. There was no difference between basic and diluted loss per share for the years ended September 30, 2013 and 2012 as the effect of these potential common shares were anti-dilutive due to the net loss during both years.

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

Note 3 – Going concern:

During the year ended September 30, 2013, SuperDirectories has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its officer. In addition to negative cash flow from operations, SuperDirectories has experienced recurring net losses, and has a working capital deficit of $425,440 as of September 30, 2013.

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

Note 4 – Convertible Notes Payable

During the fiscal year ended September 30, 2013 the Company sold $50,000 of one year convertible notes to an unrelated third party. The notes carry a 10% original issue discount, and after 90 days a onetime 12% interest rate is accrued on the balance.

The Notes are convertible into common stock of the Company at any time after issuance at the lesser of $0.023 or 60% of the lowest trade price in the 25 trading days previous to conversion.

Note 5 - Derivative Liabilities

In June 2008, the FASB finalized ASC 815, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” Under ASC 815, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company has determined that it needs to account for 2 convertible debentures issued for its shares of common stock, as derivative liabilities, and apply the provisions of ASC 815. The instruments have a minimum conversion price of $0.023 per share and a ratchet provision that adjust either the exercise price and/or quantity of the shares as the conversion price equals to 60% of the "lowest trading price" in the 25 trading days previous to the conversion for the Company's common stock.

As a result, the instruments need to be accounted for as derivative liabilities. In accordance with ASC 815, these convertible debentures have been re-characterized as derivative liabilities. ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in fair value reported in the consolidated statement of operations.

During the year ended September 30, 2013 the Company recorded $5,000 as debt discount on $50,000 in convertible debt that it had entered into during the year ended September 30, 2013, due to the beneficial conversion feature of the debt being convertible into shares of the Company’s common stock at a conversion price below that of market on the date of entry into the convertible debt agreement. This debt will be amortized over the life of the debt, or until such time that the debt is converted with any unamortized debt discount being expensed at such time of early conversion. The convertible debt is presented net of the debt discount.

In addition to the debt discount, the Company recorded a derivative liability associated with the convertible debts, as the conversion price of most debentures is variable with a conversion threshold of 60% of the market value of the Company’s common stock on the date of conversion. The initial measurement of this derivative liability is based on the value of the shares that could be issued upon entry into the convertible debt agreement. Such valuation is determined using a fair value valuation model of the potential shares that could be issued. The difference between the initial value of the derivative liability and the debt discount is charged as an expense on the change in fair value of derivative liabilities upon entry into the debt agreement. The derivative liability is adjusted at each reporting period date based on the conversion rate available at each reporting date, or until such time as the convertible debt is converted. The initial derivative liability for all convertible debt issued during the year ended September 30, 2013 was $40,371, offset by the debt discount of $5,000, with the remaining $35,371 offset charged to change in fair value of derivative liabilities. The value of the derivative is presented as the derivative liability in the accompanying balance sheet of the Company, less any adjustments to the value of the derivative.

At September 30, 2012, the Company reevaluated the derivative liability based on the fair value assumptions for the convertible debt that it had previously entered into as well as convertible debt entered into during the six months then ended. As of September 30, 2012, the derivative liability recorded during the year then ended, decreased by $7,913 due to the conversion threshold being lower at this reporting date than on the date that the convertible debt had been entered into.

Note 6 – Related party transactions:

The Company receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company controlled by the majority shareholder of SuperDirectories, Inc. Services and rentals from related parties of $26,000   and $48,000 for each of the years ended September 30, 2013 and 2012 respectively, are included in general and administrative expenses.

During the years ended September 30, 2013 and 2012, the Company’s President and majority shareholder advanced $80,078 and $0, respectively, to the Company to fund its current operations. As of September 30, 2013 and 2012, the amount due to the President and majority shareholder was $348,787 and $268,709, respectively.  The advances to the Company are unsecured, non-interest bearing and are payable upon demand.

Note 7 – Shareholders’ equity:

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

Common stock split

On June 1, 2012, the Company recorded a 1-for-2,500 reverse split of its common stock.  The reverse split does not affect the number of common shares authorized for issuance.  All share and per share information has been retroactively adjusted to reflect the reverse stock split in the financial statements and in the notes to financial statements for all periods presented, to reflect the reverse stock split as if it occurred at inception.  In conjunction with the reverse, the Company adjusted the par value to $0.01 per share for all classes of stock and reduced the authorized shares of common stock to 3,500,000,000.

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

During the year end September 30, 2013, the Company made no sales of common shares.

Stock issuances for conversion of debt

On June 26, 2012, the Company issued 890,000,000 shares to its President and majority shareholder on conversion of debt.

In December 2012, the majority shareholder, Luke LaLonde returned 90,011,484 restricted common shares to the corporate treasury and they were cancelled.

Note 8 – Income taxes:

The net deferred tax asset as of September 30, 2012 and 2011 include the following components:

	September 30, 2013	September 30, 2012
Net operating losses	$3,100,000	$2,290,000
Less: valuation allowance	(3,100,000)	(2,290,000)
Net deferred tax asset	$-	$-

As of September 30, 2013, the Company has unused net operating loss carry-forwards of approximately $8.9 million which will begin to expire in 2019. Due to the uncertainty regarding the level of future earnings, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized.

Note 9 – Subsequent events:

As of the date of this filing, there are no significant subsequent events to report.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In 2012, we changed independent accountants.  This has been fully disclosed in our Forms 10-SB and 8-K, as amended, previously filed.

Controls and Procedures

 Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended (Exchange Act), as of September 30, 2013.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based upon their evaluation, they concluded that we did not maintain effective internal control over financial reporting as of September 30, 2013, based on the specified criteria  They identified control deficiencies regarding: (1) lack of segregation of duties; (2) lack of timely completion of financial control and reporting processes; and (3) need for stronger internal control environment.  We believe that these material weaknesses are due to the fact that we only have one employee.  During the current fiscal year ending on September 30, 2014, we intend to increase the number of administrative employees; however, the number of such employees will still be limited and may prevent adequate controls in the future, such as segregation of duties, due to cost/benefit of such remediation.

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

Changes in Internal Controls.

There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)

Luke Lalonde	75	President, Treasurer and Sole Director

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

Code of Ethics

The Company has adopted a Policy Statement on Business Ethics and Conflicts of Interest, which was approved by the Board of Directors, and is applicable to all employees.  A copy of our Code of Ethics is available upon request by contacting Management of our Company.

Executive Compensation

The following table sets forth compensation paid to persons who may be considered executive officers of the Company during the three fiscal years ended September 30, 2013.  Mr. Lalonde received no compensation of any nature.

Name and Position	Year	Salary	Bonus	Stock Awards	Option Award	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other	Total

Luke Lalonde President and Chief Executive Officer	2013 2012 2011	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

 Option Grants.

Option Grants in Last Fiscal Year

We have not granted options to any officer at any time.

Director Compensation.

Mr. Lalonde, our sole director, does not receive any compensation for acting as such.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 30, 2013 certain information concerning the ownership of our common stock by: a) any person who is known to us to own beneficially 5% or more of our outstanding common stock; b) any director, president and executive officers; and c) director and executive officers as a group.

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

There is no plan or arrangement with respect to a change in control.  We currently do not have any equity compensation plans.

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership	Percent of Class

Luke Lalonde (1)	759,000,000	94.7%

 (1) Mr. Lalonde's business address is in care of SuperDirectories, Inc., 5337 Route 374, Merrill, New York 12955.

Certain Relationships and Related Transactions

 We are party to an informal arrangement with Aqua Nature of USA, Inc. pursuant to which we lease from them our principal corporate offices located at 5337 Route 374, Merrill, New York and we also receive certain telephone, internet, administrative, bookkeeping and related services. Luke Lalonde, our president and majority stockholder is the majority stockholder of Aqua Nature of USA, Inc. We paid Aqua Nature of USA, Inc. $26,000 and $35,000 for our fiscal years ended September 30, 2013 and 2012 respectively. See our “Properties” section and financial statements above.

Beginning in fiscal year 2009 the Company received services totaling $29,650 from 9200-2914 Quebec, Inc., a company owned by the daughter of the President and majority stockholder of SuperDirectories, Inc.

During the years ended September 30, 2013 and 2012, the Company’s President and majority shareholder advanced $80,078 and $0, respectively, to the Company to fund its current operations. As of September 30, 2013 and 2012, the amount due to the President and majority shareholder was $348,787 and $268,709, respectively.  The advances to the Company are unsecured, non-interest bearing and are payable upon demand.

Principal Accountant Fees and Services

The following table sets forth fees to the Company by our auditors during the fiscal years ended September 30, 2012 and 2013.

	SEPTEMBER 30, 2013		SEPTEMBER 30, 2012

1. Audit Fees	$10,000.00	*	$10,000.00	*

2. Audit Related Fees	0.00		0.00

3. Tax Fees	0.00		0.00

4. All Other Fees	0.00	*	0.00	*

Total Fees	$10,000.00	*	$10,000.00

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

Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All other fees consist of fees for products and services other than the services reported above.

Exhibits

3.1	Articles of Incorporation	*

3.2	By-laws	*

10	Consulting Agreement dated November 24, 2004
	Between the Company and Frank G. Wright	*

14	Code of Ethics	***

16.1	Letter from Sprouse & Anderson to SEC	*

16.2	Letter from Dragon Benware to SEC	*

31.1	Certification of Chief Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certificates

99	Share Subscription Agreement for non-United States Purchases	**

91.1	Website Letter from President	*

91.2	Index to Full Listings on http\\ Superdirectories.com	*

*	Previously submitted with Form 10-SB as amended.

**	Previously submitted with Form 10-QSB for period ending June 30, 2006.

***Previously	submitted with Form 10-KSB for the year ending September 30, 2006

SIGNATURES

In accordance with Section 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SuperDirectories, Inc.

By	/s/ Luke Lalonde Luke Lalonde President, Chief Executive Officer and Chief Financial Officer Date: January 14, 2014

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrants in the capacities and on the dates indicated:

By: /s/ Luke Lalonde
Luke Lalonde

Sole Director and President

January 14, 2014

