Form 10-K/A
period 2013-09-30
SuperDirectories Inc.
filed 2014-01-17
CIK 1338624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K / Amendment 1

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

No other changes have been made to the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K, does not update disclosures contained in the Form 10-K, and does not modify or amend the Form 10-K except as specifically described in this explanatory note. Accordingly, this Amendment should be read in conjunction with our Form 10-K and our other filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

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
Common stock, par value $0.01 per share, 3,500,000,000
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

Note 4 – Convertible Notes Payable

In June 2013, the Company received $25,000 from a non-affiliated third party in the form of a convertible debenture at 0% interest for 90 days if the note is repaid in that time frame.  After 90 days, a one-time interest charge of 12% will be applied to the Principal Sum.  The note matures one year from the date of receipt of funds, and is convertible at any time after funds are sent to effect a conversion.  This note is currently convertible into approximately 1,100,000 shares of common stock.

In September 2013, the Company received $25,000 from a non-affiliated third party in the form of a convertible debenture at 0% interest for 90 days if the note is repaid in that time frame.  After 90 days, a one-time interest charge of 12% will be applied to the Principal Sum.  The note matures one year from the date of receipt of funds, and is convertible at any time after funds are sent to effect a conversion.  This note is currently convertible into approximately 1,100,000 shares of common stock.

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

SuperDirectories, Inc.

By	/s/ Luke Lalonde Luke Lalonde President, Chief Executive Officer and Chief Financial Officer Date: January 17, 2014

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrants in the capacities and on the dates indicated:

By: /s/ Luke Lalonde
Luke Lalonde

Sole Director and President

January 17, 2014

