Form 10-Q
period 2013-12-31
SuperDirectories Inc.
filed 2014-02-14
CIK 1338624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 13, 2014 there were 801,191,337 shares of the issuer’s common stock, par value $0.01, issued and outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risks and Uncertainties” beginning on page of our 10-K / Amendment 1 for the fiscal year ended September 30, 2013,  and the risks set out below, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “SuperDirectories” mean SuperDirectories, Inc., unless otherwise stated.

SuperDirectories, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2013	September 30, 2013
	(unaudited)	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,208	$15,991
Stock subscriptions receivable	25,000	25,000
TOTAL CURRENT ASSETS	26,208	40,991

PROPERTY AND EQUIPMENT
Office equipment	127,658	127,658
Less: Accumulated depreciation	(127,658)	(127,658)
	-	-
Trade name, net	677	731

TOTAL ASSETS	$26,885	$41,722

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$34,145	$34,145
Accrued expenses	5,000	5,000
Convertible debentures (net of debt discount of $4,467 and $3,959)	70,833	46,041
Advances from officer	335,887	348,787
Derivative liability	73,352	32,458
TOTAL CURRENT LIABILITIES	519,217	466,431

STOCKHOLDERS' DEFICIT:
Preferred A stock, $.01 par value; authorized shares - 10,000,000 shares; 1 and 1 issued and outstanding	-	-
Preferred B stock, $.01 par value; authorized shares - 90,000,000 shares; 12,253,840 and 12,258,840 issued and outstanding	122,538	122,538
Preferred C stock, $.01 par value; authorized shares - 20,000,000 shares; -0- issued and outstanding	-	-
Common stock, $.01 par value; authorized shares - 3,500,000,000 shares; 801,191,337 and 801,191,337 shares issued and outstanding	8,011,913	8,011,913
Additional paid-in capital	387,579	387,579
Deficit accumulated during the development stage	(9,014,362)	(8,946,739)
TOTAL STOCKHOLDERS' DEFICIT	(492,332)	(424,709)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$26,885	$41,722

See notes to unaudited financial statements
2

SuperDirectories, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the three months ended December 31,		Cumulative amount from Inception (November 15, 1999) through December 31, 2013
	2013	2012
	(unaudited)	(unaudited)	(unaudited)
OPERATING EXPENSES:
General and administrative	$26,633	$57,113	$7,398,725
Software costs	250	-	1,248,139
Depreciation and amortization	54	235	130,060
Impairment loss	-	-	243,903
TOTAL OPERATING EXPENSES	26,937	57,348	9,020,827

OPERATING LOSS	(26,937)	(57,348)	(9,020,827)

OTHER INCOME
Interest Expense – Debt Discount	208	-	(833)
Change in Derivative Liability	(40,894)	-	(68,352)
Other Income	-	-	125
Interest income	-	-	75,525
TOTAL OTHER INCOME	(40,686)	-	6,465

NET LOSS	$(67,623)	$(57,348)	$(9,014,362)

BASIC AND DILUTED - LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	801,191,337	891,202,810

See notes to unaudited financial statements
3

SuperDirectories, Inc.

(A Development Stage Company)

Consolidated Unaudited Statement of Changes in Stockholders' Equity (Deficit)

From November 15, 1999 (Inception) through December 31, 2013

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in Capital	Common Stock Options	Common Stock Subscriptions	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 30, 2011	2,903,118,879	$29,031,189	1	$-	12,253,840	$122,538	$(20,808,564)	$-	$-	$(8,628,754)	$(283,591)

Sale of common stock	628,000	6,280	-	-	-	-	170,596	-	-	-	176,876
Reverse stock split 1:2500	(2,902,544,069)	(29,025,441)-	-	-	-	-	29,025,450	-	-	-	9
Conversion of debt	890,000,000	8,900,000	-	-	-	-	(8,900,000)	-	-	-	-
Return of shares to treasury	(90,011,484)	(900,115)	-	-	-	-	900,115	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(158,453)	(158,453)
Balance at September 30, 2012	801,191,326	$8,011,913	1	$-	12,253,840	$122,538	$387,597	$-	$-	$(8,787,207)	$(265,159)
Correction of prior year stock split	-	-	-	-	-	-	(18)	-	-	-	(18)
Net loss	-	-	-	-	-	-	-	-		(159,532)	(159,532
Balance at September 30, 2013	801,191,326	$8,011,913	1	$-	12,253,840	$122,538	387,579	-	-	(8,946,739)	(424,709)
Net loss	-	-	-	-	-	-	-	-		(67,623)	(67,623)
Balance at December 31, 2013	801,191,326	$8,011,913	1	$-	12,253,840	$122,538	387,579	-	-	(9,014,362)	(492,332)

See notes to unaudited financial statements
4

SuperDirectories, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Cumulative amount from Inception (November 15, 1999) through
	For the three months ended
	December 31,	December 31,
	2013	2012	December 31, 2013
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,623)	$(57,348)	$(9,014,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54	235	130,239
Stock issued for compensation	-	-	4,850,955
Change in fair value of derivative	40,686	-	69,185
Impairment loss	-	-	243,903

Changes in assets and liabilities:
Accounts payable	-	31,325	36,626
Accounts payable - related party	-	(4,000)	-
Accrued expense	-	(7,500)	2,500
NET CASH USED IN OPERATING ACTIVITIES	(26,883)	(37,288)	(3,680,954)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(371,562)
Trade name	-	-	(3,257)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(374,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	-	3,744,786
Proceeds from convertible debentures	25,000	-	75,000
Retirement of common stock	-	-	(183,692)
Repayments of advances from officer	(12,900)	-	(112,900)
Advances from officer	-	14,000	533,787

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,100	14,000	4,056,981

NET INCREASE (DECREASE) IN CASH	(14,783)	(23,288)	1,208

CASH - BEGINNING OF PERIOD	15,991	24,642	-

CASH - END OF PERIOD	$1,208	$1,354	$1,208

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock to be issued for notes	$25,000	$-
Common stock issued for subscriptions receivable	$-	$-
Conversion of Series B preferred stock to common stock	$-	$-

See notes to unaudited financial statements
5

SuperDirectories, Inc.

(A Development Stage Company)

Notes to the Unaudited and Un-reviewed Consolidated Financial Statements

For the six months ended December 31, 2013 and 2012

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

The accompanying unaudited consolidated financial statements of SuperDirectories, Inc. have been prepared in accordance with generally accepted accounting principles used in the United States of America and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014.

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

Note 2 – Going concern:

During the three months ended December 31, 2013, SuperDirectories, Inc. has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its officer. In addition to negative cash flow from operations, SuperDirectories, Inc. has experienced recurring net losses, and has a working capital deficit of approximately $493,009 as of December 31, 2013.

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

Note 3 – Related party transactions:

SuperDirectories, Inc. receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company controlled by the majority shareholder of SuperDirectories, Inc. Services and rentals from related parties of $10,000  and $10,000 for each of the three months ended December 31, 2013 and 2012 respectively, are included in general and administrative expenses.

Note 3 – Related party transactions: (continued)

During the three months ended December 31, 2013 and 2012, the Company’s President and majority shareholder was repaid $12,900 and advanced $14,000, respectively, to the Company to fund its current operations. As of December 31, 2013, the amount due to the President and majority shareholder was $335,887. The advances to the Company are unsecured, non-interest bearing and are payable upon demand.

Note 4 – Shareholders’ equity:

During the three months ended December 31, 2013, there were no stock related transactions.

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

Note 5 - Convertible Debt:

Table of convertible debentures:

	December 31,	September 30,
	2013	2013
	(Unaudited)
Convertible notes payable	$75,000	$50,000
Unamortized debt discount	(4,167)	(3,959)
Total	$70,833	$46,041

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

In September 2013, the Company received an additional $25,000 from same investor on the same terms as the first funding

In October 2013, the Company received an additional $25,000 from a second, non-affiliated third party investor on the same terms as the previous funding's.

Note 6 - Derivative Liabilities:

The Company accounts for the embedded conversion features included in its convertible instruments. The aggregate fair value of derivative liabilities at December 31, 2013 and December 31, 2012 amounted to $73,352 and $0, respectively. In addition, for the three months ended December 31, 2013 and 2012, the Company has recorded a gain (loss) related to the change in fair value of the derivative liability amounting to $(40,686) and $0, respectively.  At each measurement date, the fair value of the embedded conversion features was based on the binomial and the Black Scholes method, respectively.

Note 7 – Subsequent events:

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

Results of Operations – Q1 FY2014.

For the three months ended December 31, 2013, we incurred a net operating loss of $67,623 as compared with a net operating loss of $57,348 for the comparable period last year.

Our net operating losses consist primarily of ongoing costs of operating our website, as well as legal and accounting fees incurred in connection with ongoing SEC filing requirements.

Since inception, we have not generated revenue. We intend for our service directory to go “live” during the course of this fiscal year, at which time we expect to begin generating revenue.

Liquidity and Capital Resources – Q1 FY2014.

Our cash at December 31, 2013 was $1,208. Our cash on hand is unlikely to be sufficient capital, in and of itself to finance our bare administrative costs, let alone our proposed operations, during the next 12 months. No assurance can be given that funding will be available to us, on reasonable terms, if at all.

Net cash used in operating activities in the three months ended December 31, 2013 was $26,883 compared with $37,288 for the same period last fiscal year. The drop-off in the amount of cash used during the first three months of this fiscal year as compared with last fiscal year, is due primarily to the non-cash derivative liability adjustment which masked the reductions in accounting and legal expense connected with being public..

Liquidity and Capital Resources – Q1 FY2014

Net cash used in operating activities from inception through December 31, 2013 was $3,542,225. Net cash provided by financing activities for the three months ended December 31, 2013 was $12,100, which is slightly lower than the figure for the same period last year of $14,000 due to repayment of loans to our sole officer and director, Luke LaLonde, totaling $12,900 during the first three months of this fiscal year, versus $14,000 which he lent the Company in the first three months of the prior fiscal year.  Net cash provided by financing activities from inception through December 31, 2013 was $3,926,903.

Plan of Operation – FY2014.

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

Our plan of operation for the next twelve months is dependent upon our raising additional capital. As of December 31, 201, we only had $1,208 in cash available; however, we still believe we can satisfy our basic capital requirements for the fiscal year ending September 30, 2014 from cash on hand, so long as we augment that with private placements of our common stock and/or loans from management. No assurance can be given however, that we will be able to sell shares of our common stock, and no member of our management is under any obligation to loan money to us. During the fiscal year ending September 30, 2014, we will continue to engage consultants to perform “human” editing services, expanding the quality and size of our searchable directory. As expansion occurs, and as increased user activity places greater demand on the system, more hardware (servers and routers) will be added to manage the increased volume of data stored in the database and presented by the online directory. Except for one or more servers and routers as may be occasioned by large demand for our directory, we do not expect to purchase any significant equipment or make any other capital expenditure. Our major expenditures, should we be successful in raising sufficient capital, will be in human resources as we describe below.

We have been successful in financing our operational and developmental activities to date by selling shares of our common stock and from advances from our President. However, we have no assurance that we will be able to continue in this way, and our current available cash balance as of December 31, 2013 is insufficient to continue development, and will require a significant stock offering and/or continued advances from our President in order to have sufficient capital to continue development until income producing business operations are commenced. We have no plans for other business activities if we are unable to raise required funds. We believe we will need to raise additional capital of approximately $500,000 in order to continue operations for the fiscal year ending September 30, 2014 as well as fully implement our entire business and marketing strategy at all planned levels of activity. Our activities to date have been limited to building our database. The information available through our directory comes from ever changing and growing sources.

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

We currently have five servers in operation – two in Watertown, New York at facilities operated by Westelcom, two in Gatineau, Quebec, and one at facilities operated by MCI in Montreal. We plan to install a sixth server at a Westelcom facility in Plattsburgh, New York in the fall of 2014.

In 2014, contingent on available funding, we intend to start building an administrative staff that will be needed to manage our business as we prepare to move from a developmental to operational mode. In this regard, we plan to add approximately six administrative personnel and expect to begin to incur related payroll costs of approximately $15,000 per month.

By late 2014, we anticipate that we will have sufficiently developed our database to the point where we can offer a product that will be receptive to potential customers. At that time, although we will continue to add to our database, we intend to start adding marketing personnel to develop and implement a plan to bring our product into the marketplace. We plan to add 2 marketing personnel per month beginning in late 2014 until we reach a total of 10 at an approximate monthly payroll cost of $2,750 per such employee.

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

A major portion of our anticipated revenues is expected to come from Pay Per Click fees which we expect will commence in late 2014. We are presently generating 245,000 clicks per month and we have no agreements in place at this time to convert clicks to cash. Our rate structure will be a flat $0.25 per click compared to an average of $0.92 per click for Google and Yahoo, the most measurable in our industry who generate more than 2,000,000 clicks per day. We expect to increase our monthly click rate as our marketing activities increase.

Banners will be sold on an annual basis, starting as soon as possible after June 2014 when we will attempt to convert all present (trial basis) free-banner sites to paid sites. The program has not commenced, no transactions have been recorded and no sums raised or fees received.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the quarter ended December 31, 2013, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

Date: February 13, 2014	SuperDirectories, Inc.

By:	/s/ Luke Lalonde
Luke Lalonde, President, Principal Executive Officer, Treasurer and Principal Financial Officer

