Form 10-Q
period 2014-03-31
SuperDirectories Inc.
filed 2014-05-20
CIK 1338624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 19, 2014 there were 801,191,337 shares of the issuer’s common stock, par value $0.01, issued and outstanding.

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

>

the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;

>

risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;

>

risks related to the failure to successfully manage or achieve growth of a new business opportunity; and

>

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

SuperDirectories, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2014	September 30, 2013
	(unaudited)	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,054	$15,991
Stock subscriptions receivable	-	25,000
TOTAL CURRENT ASSETS	1,054	40,991

INTANGIBLE ASSETS
Trade name, net	677	731

TOTAL ASSETS	$1,731	$41,722

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$44,489	$34,145
Accrued expenses	5,000	5,000
Convertible debentures (net of debt discount of $4,167 and $3,959)	72,708	46,041
Advances from officer	391,387	348,787
Derivative liability	102,010	32,458
TOTAL CURRENT LIABILITIES	615,594	466,431

STOCKHOLDERS' DEFICIT:
Preferred A stock, $.01 par value; authorized shares - 10,000,000 shares; 1 and 1 issued and outstanding	-	-
Preferred B stock, $.01 par value; authorized shares - 90,000,000 shares; 12,253,840 and 12,258,840 issued and outstanding	122,538	122,538
Preferred C stock, $.01 par value; authorized shares - 20,000,000 shares; -0- issued and outstanding	-	-
Common stock, $.01 par value; authorized shares - 49,880,000,000 shares; 801,191,337 and 801,191,337 shares issued and outstanding	8,011,913	8,011,913
Additional paid-in capital	387,579	387,579
Deficit accumulated during the development stage	(9,135,893)	(8,946,739)
TOTAL STOCKHOLDERS' DEFICIT	(613,863)	(424,709)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$1,731	$41,722

See notes to unaudited financial statements
2

SuperDirectories, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
					Cumulative amount from Inception (November 15, 1999) through March 31, 2014

	For the three months ended March 31,		For the six months ended March 31,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING EXPENSES:
General and administrative	$21,331	$19,471	$47,964	$76,584	$7,487,679
Software costs	2,044	6,313	2,294	6,313	1,250,183
Depreciation and amortization	-	235	54	470	130,060
Impairment loss	-	-	-	-	243,903
TOTAL OPERATING EXPENSES	23,375	26,019	50,312	83,367	9,111,825

OPERATING LOSS	(23,375)	(26,019)	(50,312)	(83,367)	(9,111,825)

OTHER INCOME (EXPENSE)
Interest Expense - Debt Discount	(1,875)	-	(1,667)	-	(2,708)
Change in Derivative Liability	(28,658)	-	(69,552)	-	(97,010)
Other Income	-	-	-	-	125
Interest income	-	-	-	-	75,525
TOTAL OTHER INCOME (EXPENSE)	(30,533)	-	(71,219)	-	(24,068)

NET LOSS	$(53,908)	$(26,019)	$(121,531)	$(83,367)	$(9,135,893)

BASIC AND DILUTED - LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	801,191,337	891,202,810	801,191,337	891,202,810

See notes to unaudited financial statements
3

SuperDirectories, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Cumulative amount from Inception (November 15, 1999) through
	For the six months ended
	March 31,	March 31,
	2014	2013	December 31, 2014
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(121,531)	$(53,367	$(9,135,893
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54	470	186,761
Stock issued for compensation	-	-	4,850,955
Change in debt discount	1,667	-	4,167
Change in fair value of derivative	69,552	-	102,010
Impairment loss	-	-	243,903

Changes in assets and liabilities:
Accounts payable	5,721	31,681	44,489
Accounts payable - related party	-	(4,000)	-
Accrued expense	-	(7,500)	5,000
NET CASH USED IN OPERATING ACTIVITIES	(44,537)	(62,716)	(3,698,608)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(371,562)
Trade name	-	-	(3,257)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(374,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	-	3,744,786
Retirement of common stock	-	-	(183,692)
Repayments of advances from officer	(15,900)	-	(115,900)
Advances from officer	20,500	38,254	554,287
Proceeds from convertible debentures	25,000	-	75,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,600	38,254	4,074,481

NET INCREASE (DECREASE) IN CASH	(14,937)	(24,462)	1,054

CASH - BEGINNING OF PERIOD	15,591	24,642	-

CASH - END OF PERIOD	$1,054	$180	$1,054

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock to be issued for notes	$-	$-
Common stock issued for subscriptions receivable	$-	$-
Conversion of Series B preferred stock to common stock	$-	$-

See notes to unaudited financial statements
4

SuperDirectories, Inc.

(A Development Stage Company)

Notes to the Unaudited and Un-reviewed Consolidated Financial Statements

For the six months ended March 31, 2014 and 2013

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

The accompanying unaudited consolidated financial statements of SuperDirectories, Inc. have been prepared in accordance with generally accepted accounting principles used in the United States of America and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014.

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

Note 2 – Going concern:

During the six months ended March 31, 2014, SuperDirectories, Inc. has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its officer. In addition to negative cash flow from operations, SuperDirectories, Inc. has experienced recurring net losses, and has a working capital deficit of approximately $615,000 as of March 31, 2014.

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

Note 3 – Related party transactions:

SuperDirectories, Inc. receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company controlled by the majority shareholder of SuperDirectories, Inc. Services and rentals from related parties of $20,000  and $20,000 for each of the six months ended March 31, 2014 and 2013 respectively, are included in general and administrative expenses.

During the six months ended March 31, 2014 and 2013, the Company’s President and majority shareholder was repaid $15,900 and $0 and in the same period advanced $20,500 and $38,254, respectively, to the Company to fund its current operations. As of March 31, 2014, the amount due to the President and majority shareholder was $391,387. The advances to the Company are unsecured, non-interest bearing and are payable upon demand.

Note 4 – Shareholders’ equity:

During the six months ended March 31, 2014, there were no stock related transactions.

Note 5 - Convertible Debetnures

In September 2013, the Company received an additional $25,000 from same investor on the same terms as the first funding.

In October 2013, the Company received an additional $25,000 from a second, non-affiliated third party investor on the same terms as the previous funding’s.

	March 31,	September 30,
	2014	2013
	(Unaudited)
Convertible notes payable	$75,000	$50,000
Unamortized debt discount	(2,292)	3,959
Total	$72,708	$46,041

Note 6 - Derivative Liabilities:

The Company accounts for the embedded conversion features included in its convertible instruments. The aggregate fair value of derivative liabilities at March 31, 2014 and September 30, 2013 amounted to $102,010 and $32,458, respectively. In addition, for the six months ended March 31, 2014 and 2013 , the Company has recorded a gain (loss) related to the change in fair value of the derivative liability amounting to $(69,952) and $0, respectively. At each measurement date, the fair value of the embedded conversion features was based on the binomial and the Black Scholes method, respectively.

Note 7 - Subsequent events:

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

Results of Operations – Q2 FY2014.

For the six months ended March 31, 2014, we incurred a net operating loss of $121,531 as compared with a net operating loss of $83,367 for the comparable period last year.

Our net operating losses consist primarily of ongoing costs of operating our website, as well as legal and accounting fees incurred in connection with ongoing SEC filing requirements.

Since inception, we have not generated revenue. We intend for our service directory to go “live” during the course of this fiscal year, at which time we expect to begin generating revenue.

Liquidity and Capital Resources – Q2 FY2014.

Our cash at March 31, 2014 was $1,054. Our cash on hand is unlikely to be sufficient capital, in and of itself to finance our bare administrative costs, let alone our proposed operations, during the next 12 months. No assurance can be given that funding will be available to us, on reasonable terms, if at all.

Net cash used in operating activities in the six months ended March 31, 2014 was $44,537 compared with $62,716 for the same period last fiscal year. The drop-off in the amount of cash used during the first six months of this fiscal year as compared with last fiscal year, is due primarily to the non-cash derivative liability adjustments which mask the reductions in accounting and legal expense connected with being public.

Net cash used in operating activities from inception through March 31, 2014 was $3,698,608.

Net cash provided by financing activities for the six months ended March 31, 2014 was $29600, which is slightly lower than the figure for the same period last year of $38,254 due to repayment of loans to our sole officer and director, Luke LaLonde, totaling $15,900 during the first six months of this fiscal year, versus $38,254 which he lent the Company in the first six months of the prior fiscal year.

Net cash provided by financing activities from inception through March 31, 2014 was $4,074,481.

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

Our plan of operation for the next twelve months is dependent upon our raising additional capital. As of March 31, 2014, we only had $1,054 in cash available; however, we still believe we can satisfy our basic capital requirements for the fiscal year ending September 30, 2014 from cash on hand, so long as we augment that with private placements of our common stock and/or loans from management. No assurance can be given however, that we will be able to sell shares of our common stock, and no member of our management is under any obligation to loan money to us.  During the fiscal year ending September 30, 2014, we will continue to engage consultants to perform “human” editing services, expanding the quality and size of our searchable directory. As expansion occurs, and as increased user activity places greater demand on the system, more hardware (servers and routers) will be added to manage the increased volume of data stored in the database and presented by the online directory. Except for one or more servers and routers as may be occasioned by large demand for our directory, we do not expect to purchase any significant equipment or make any other capital expenditure. Our major expenditures, should we be successful in raising sufficient capital, will be in human resources as we describe below.

We have been successful in financing our operational and developmental activities to date by selling shares of our common stock and from advances from our President. However, we have no assurance that we will be able to continue in this way, and our current available cash balance as of March 31, 2014 is insufficient to continue development, and will require a significant stock offering and/or continued advances from our President in order to have sufficient capital to continue development until income producing business operations are commenced. We have no plans for other business activities if we are unable to raise required funds. We believe we will need to raise additional capital of approximately $500,000 in order to continue operations for the fiscal year ending September 30, 2014 as well as fully implement our entire business and marketing strategy at all planned levels of activity. Our activities to date have been limited to building our database. The information available through our directory comes from ever changing and growing sources.

We have recently experienced delays in meeting certain target dates related to our business operations. The delays were principally caused by our need to synchronize the capabilities of our existing servers and to install fiber optic lines in our Gatineau, Quebec facilities.

We believe that in the 4th quarter of 2014, we will have a sufficient database to make our website marketable. We currently have 9 directory editors who work on a contract basis, research subjects for our directory, create new categories and add websites to our directory. Our average cost per directory consultant is approximately $1,200 per month. We are currently conducting a training program for our editors to help us to reach the desired efficiency of each editor being able to add approximately 1,800 new links per day into our database.

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

We expect that our marketing team will be fully assembled by the third quarter of 2014. At that point, much of the effort of our marketing team will be directed to developing a national marketing effort and formulating a plan and cost projection to carry it out. Our national marketing effort is not expected to commence until after September 2014. The feasibility of our national marketing plan will be dependent on our ability to raise additional capital and we have no assurances that this can be accomplished. However, it is not vital to our operations and we will implement it only when and if we have sufficient funds. We have no present plans for any other business.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the quarter ended March 31, 2014, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

Date: May 20, 2014	Super Directories, Inc.

By:	/s/ Luke Lalonde
Luke Lalonde, President, Principal Executive Officer, Treasurer and Principal Financial Officer