Form 10-Q/A
period 2013-06-30
SuperDirectories Inc.
filed 2014-08-12
CIK 1338624

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

Explanatory Note:

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013 (the “Form 10-Q”), originally filed with the U.S. Securities and Exchange Commission on August 13, 2013, is to furnish Exhibits 10 and 99 to the Form 10-Q which was the backup to a consulting agreement entered into on May 20, 2013.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q which is reproduced in its entirety herewith.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included as part of this report:

Exhibit No.	Description
10.1	Management Consulting Agreement dated May 30, 2013
99.1	Resolution of the Board of Diretors approving the Management Consulting Agreement
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
32.1	Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Super Directories, Inc.

Date: August 12, 2014

By:	/s/ Luke Lalonde
Luke Lalonde, President, Principal Executive Officer, Treasurer and Principal Financial Officer