Form 10-Q
period 2014-06-30
SuperDirectories Inc.
filed 2014-08-25
CIK 1338624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 21, 2014 there were 946,245,600 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risks and Uncertainties” beginning on page of our 10-K /Amendment 1 for the fiscal year ended September 30, 2013,  and the risks set out below, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

SuperDirectories, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2014	September 30, 2013
	(unaudited)	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$6,013	$15,991
Stock subscriptions receivable	-	25,000
TOTAL CURRENT ASSETS	6,013	40,991

INTANGIBLE ASSETS
Trade name, net	569	731

TOTAL ASSETS	$6,582	$41,722

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$38,689	$34,145
Accrued expenses	10,951	5,000
Convertible debentures (net of debt discount of $3,125 and $3,959)	71,875	46,041
Advances from officer	390,637	348,787
Derivative liability	44,833	32,458
TOTAL CURRENT LIABILITIES	556,985	466,431

STOCKHOLDERS' DEFICIT:
Preferred A stock, $.01 par value; authorized shares - 10,000,000 shares; 1 and 1 issued and outstanding	-	-
Preferred B stock, $.01 par value; authorized shares - 90,000,000 shares; 12,253,840 and 12,258,840 issued and outstanding	122,538	122,538
Preferred C stock, $.01 par value; authorized shares - 20,000,000 shares; -0- issued and outstanding	-	-
Common stock, $.001 par value; authorized shares - 3,500,000,000 shares; 946,245,600 and 801,191,337 shares issued and outstanding	946,246	801,191
Additional paid-in capital	7,507,873	7,598,301
Deficit accumulated during the development stage	(9,127,060)	(8,946,739)
TOTAL STOCKHOLDERS' DEFICIT	(550,403)	(424,709)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$6,582	$41,722

See notes to unaudited financial statements
2

SuperDirectories, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
					Cumulative amount from Inception (November 15, 1999) through June 30, 2014

	For the three months ended June 30,		For the nine months ended June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING EXPENSES:
General and administrative	$109,367	$25,436	$157,331	$102,020	$7,529,423
Software costs	2,124	900	4,418	7,213	1,252,307
Depreciation and amortization	54	235	162	705	130,168
Impairment loss	-	-	-	-	243,903
TOTAL OPERATING EXPENSES	111,545	26,571	161,911	109,938	9,158,801

OPERATING LOSS	(111,545)	(26,571)	(161,911)	(109,938)	(9,158,801)

OTHER INCOME (EXPENSE)
Interest Expense	(5,201)	-	(5,201)	-	(5,201)
Interest Expense - Debt Discount	(4,792)	(208)	(6,459)	(208)	(7,500)
Change in Derivative Liability	(62,802)	(16,541)	(6,750)	(16,541)	(34,208)
Other Income	-	-	-	-	125
Interest income	-	-	-	-	75,525
TOTAL OTHER INCOME (EXPENSE)	(52,809)	(16,749)	(18,410)	(16,749)	(28,741)

NET LOSS	$(58,736)	$(43,320)	$(180,321)	$(126,687)	$(9,127,060)

BASIC AND DILUTED - LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	946,245,600	801,191,337	897,894,179	801,191,337

See notes to unaudited financial statements
3

SuperDirectories, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Cumulative amount from Inception (November 15, 1999) through
	For the nine months ended
	June 30,	June 30,
	2014	2013	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(180,321)	(126,687)	(9,127,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162	470	130,347
Stock issued for compensation	96,000	-	4,946,955
Change in debt discount	834	-	1,875
Change in fair value of derivative	6,750	-	34,208
Impairment loss	-	-	243,903

Changes in assets and liabilities:
Accounts payable	4,544	31,681	41,170
Accounts payable - related party	-	(4,000)	-
Accrued expense	7,201	(7,500)	9,701
NET CASH USED IN OPERATING ACTIVITIES	(64,830)	(106,036)	(3,718,901)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(371,562)
Trade name	-	-	(3,257)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(374,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	-	3,744,786
Retirement of common stock	-	-	(183,692)
Repayments of advances from officer	(29,067)	-	(129,067)
Advances from officer	33,919	38,254	567,706
Proceeds from convertible debentures	50,000	-	100,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	54,852	38,254	4,099,733

NET INCREASE (DECREASE) IN CASH	(9,978)	(67,782)	6,013

CASH - BEGINNING OF PERIOD	15,591	24,642	-

CASH - END OF PERIOD	$6,013	(43,140)	6,013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in connection with conversion of debentures	$26,250	$-

See notes to unaudited financial statements
4

SuperDirectories, Inc.

(A Development Stage Company)

Notes to the Unaudited and Un-reviewed Consolidated Financial Statements

For the nine months ended June 30, 2014 and 2013

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

The accompanying unaudited consolidated financial statements of SuperDirectories, Inc. have been prepared in accordance with generally accepted accounting principles used in the United States of America and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014.

Note 2 – Going concern:

During the nine months ended June 30, 2014, SuperDirectories, Inc. has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on advances from its officer. In addition to negative cash flow from operations, SuperDirectories, Inc. has experienced recurring net losses, and has a working capital deficit of approximately $550,972 as of June 30, 2014.

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

Note 3 - Summary of Significant Accounting Policies:

Basis of Presentation:

SuperDirectories, Inc. is organized as a single reporting unit, with two operating divisions.   References in this report to “SuperDirectories”, the “Company”, “we”, “us” or “our” refers to SuperDirectories Inc. and its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation.

Revenue Recognition:

The Company recognizes revenues in accordance with authoritative guidance when services have been rendered, the sales price is determinable and collectability is reasonably assured. Revenue from online Internet sales is recognized upon the settlement of credit card charges, typically within three days of the sale.

Use of Estimates:

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Research and Development Costs:

Research and development costs are expensed as incurred. No research and development costs were incurred during the nine months ended June 30, 2014 and 2013.

Research and development costs are generally expensed as incurred.

Cash Equivalents:

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a remaining maturity of three months or less, when purchased, to be cash equivalents.

Recently Issued Accounting Pronouncements:

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our unaudited consolidated financial position, results of operations, or cash flows for the nine months ended June 30, 2014 and 2013.

Earnings Per Share:

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, presented on a common share equivalent basis and outstanding as of June 30, 2014 and 2013 have been excluded from the per share computations as their effect would be anti-dilutive.

Note 4 – Related party transactions:

SuperDirectories, Inc. receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company controlled by the majority shareholder of SuperDirectories, Inc. Services and rentals from related parties of $20,000  and $20,000 for each of the nine months ended June 30, 2014 and 2013 respectively, are included in general and administrative expenses.

During the nine months ended June 30, 2014 and 2013, the Company’s President and majority shareholder was repaid $29,067 and $0 and in the same periods advanced $33,919 and $38,254, respectively, to the Company to fund its current operations. As of March 31, 2014, the amount due to the President and majority shareholder was $390,637. The advances to the Company are unsecured, non-interest bearing and are payable upon demand.

Note 5 – Shareholders’ equity:

During the nine months ended June 30, 2014, the Company issued 3,917,910 common shares in connection with the conversion of $26,250 in convertible debentures and accrued but unpaid interest.  The shares were issued at an average price of $0.0067 per share.

During the nine month ended June 30, 2014, the Company issued 60,000,000 common shares in connection with a contract for services dated May 30, 2013 totaling $96,000.  The shares were issued at an average price of $0.0016 per share.

During the nine month ended June 30, 2014, the Company adjusted the common shares increasing the issued and outstanding shares by 81,136,353 to correct prior issuances that were incorrectly recorded into additional paid in capital.

Note 6 - Derivative Liabilities

In June 2008, the FASB finalized ASC 815, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” Under ASC 815, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company has determined that it needs to account for 4 convertible debentures issued for its shares of common stock, as derivative liabilities, and apply the provisions of ASC 815. The instruments have a minimum conversion price of $0.023 per share and a ratchet provision that adjust either the exercise price and/or quantity of the shares as the conversion price equals the lower of $0.023 per share or 60% of the "lowest trading price" in the 25 trading days previous to the conversion for the Company's common stock.

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

During the nine months ended June 30, 2014 and 2013, the Company recorded $5,000 as debt discount on $50,000 in convertible debt that it had entered into during the nine months ended June 30, 2014, due to the beneficial conversion feature of the debt being convertible into shares of the Company’s common stock at a conversion price below that of market on the date of entry into the convertible debt agreement. This debt will be amortized over the life of the debt, or until such time that the debt is converted with any unamortized debt discount being expensed at such time of early conversion. The convertible debt is presented net of the debt discount.

In addition to the debt discount, the Company recorded a derivative liability associated with the convertible debts, as the conversion price of most debentures is variable with a conversion threshold of 60% of the market value of the Company’s common stock on the date of conversion. The initial measurement of this derivative liability is based on the value of the shares that could be issued upon entry into the convertible debt agreement. Such valuation is determined using a fair value valuation model of the potential shares that could be issued. The difference between the initial value of the derivative liability and the debt discount is charged as an expense on the change in fair value of derivative liabilities upon entry into the debt agreement. The derivative liability is adjusted at each reporting period date based on the conversion rate available at each reporting date, or until such time as the convertible debt is converted. The initial derivative liability for all convertible debt issued during the nine months ended June 30, 2014 was $20,979, offset by the debt discount of $5,000, with the remaining $15,979 offset charged to change in fair value of derivative liabilities. The value of the derivative is presented as the derivative liability in the accompanying balance sheet of the Company, less any adjustments to the value of the derivative.

At June 30, 2014, the Company reevaluated the derivative liability based on the fair value assumptions for the convertible debt that it had previously entered into as well as convertible debt entered into during the nine months then ended. As of June 30, 2014, the derivative liability recorded during the nine months then ended, increased by $12,375 due to additional liabilities incurred  the conversion threshold being lower at this reporting date than on the date that the convertible debt had been entered into.

Note 7 – Convertible Debt:

In September 2013, the Company received an additional $25,000 from same investor on the same terms as the first funding.

In October 2013, the Company received an additional $25,000 from a second, non-affiliated third party investor on the same terms as the previous funding’s

In June 2014, the Company received an additional $25,000 from the initial, a non-affiliated third party investor on the same terms as the previous funding’

Table of convertible debentures:	June 30,	September 30,
	2014	2013
	(Unaudited)
Convertible notes payable	$75,000	$50,000
Unamortized debt discount	(3,125)	(3,959)
Total	$71,875	$46,041

Note 8 – Related party transactions:

The Company receives services and rents its administrative offices from Aqua Nature of USA, Inc., a company controlled by the majority shareholder of SuperDirectories, Inc. Services and rentals from related parties of $23,000   and $26,000 for each of the nine months ended June 30, 2014 and 2013 respectively, are included in general and administrative expenses.

During the nine months ended June 30, 2014 and 2013, the Company’s President and majority shareholder advanced $62,828 and $33,919, respectively, to the Company to fund its current operations. As of June 30, 2014 and 2013, the amount due to the President and majority shareholder was $390,637 and $331,537, respectively.  The advances to the Company are unsecured, non-interest bearing and are payable upon demand.

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

Results of Operations – Q3 FY2014.

For the nine months ended June 30, 2014, we incurred a net operating loss of $180,321 as compared with a net operating loss of $126,687 for the comparable period last year.

Our net operating losses consist primarily of ongoing costs of operating our website, as well as legal and accounting fees incurred in connection with ongoing SEC filing requirements, and consulting services.

Since inception, we have not generated revenue. We intend for our service directory to go “live” during the course of this fiscal year, at which time we expect to begin generating revenue.

Liquidity and Capital Resources – Q3 FY2014.

Our cash at June 30, 2014 was $6,013. Our cash on hand is unlikely to be sufficient capital, in and of itself to finance our bare administrative costs, let alone our proposed operations, during the next 12 months. No assurance can be given that funding will be available to us, on reasonable terms, if at all.

Net cash used in operating activities in the nine months ended June 30, 2014 was $64,830 compared with $106,036 for the same period last fiscal year. The drop-off in the amount of cash used during the first nine months of this fiscal year as compared with last fiscal year, is due primarily to the non-cash derivative liability adjustments which mask the reductions in accounting and legal expense connected with being public offset by the value of shares issued in payment of various consulting services.

Net cash used in operating activities from inception through June 30, 2014 was $3,718,901.

Net cash provided by financing activities for the six months ended June 30, 2014 was $54,852, which is slightly higher than the figure for the same period last year of $38,254 due to repayment of loans to our sole officer and director, Luke LaLonde, totaling $29,067 repaid during the first nine months ended June 20, 2014, versus $0 repaid in the first nine months ended June 30, 2014.

Net cash provided by financing activities from inception through June 30, 2014 was $4,099,733.

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

Our plan of operation for the next twelve months is dependent upon our raising additional capital. As of June 30, 2014, we only had $6,013 in cash available; however, we still believe we can satisfy our basic capital requirements for the fiscal year ending September 30, 2014 from cash on hand, so long as we augment that with private placements of our common stock and/or loans from management.  No assurance can be given however, that we will be able to sell shares of our common stock, and no member of our management is under any obligation to loan money to us.  During the fiscal year ending September 30, 2014, we will continue to engage consultants to perform “human” editing services, expanding the quality and size of our searchable directory. As expansion occurs, and as increased user activity places greater demand on the system, more hardware (servers and routers) will be added to manage the increased volume of data stored in the database and presented by the online directory. Except for one or more servers and routers as may be occasioned by large demand for our directory, we do not expect to purchase any significant equipment or make any other capital expenditure. Our major expenditures, should we be successful in raising sufficient capital, will be in human resources as we describe below.

We have been successful in financing our operational and developmental activities to date by selling shares of our common stock and from advances from our President. However, we have no assurance that we will be able to continue in this way, and our current available cash balance as of June 30, 2014 is insufficient to continue development, and will require a significant stock offering and/or continued advances from our President in order to have sufficient capital to continue development until income producing business operations are commenced. We have no plans for other business activities if we are unable to raise required funds. We believe we will need to raise additional capital of approximately $500,000 in order to continue operations for the fiscal year ending September 30, 2014 as well as fully implement our entire business and marketing strategy at all planned levels of activity. Our activities to date have been limited to building our database. The information available through our directory comes from ever changing and growing sources.

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

Date: August 25, 2014	Super Directories, Inc.

By:	/s/ Luke Lalonde
Luke Lalonde, President, Principal Executive Officer, Treasurer and Principal Financial Officer